Form 10-Q
period 1996-03-31
PROMETHEUS INCOME PARTNERS
filed 1996-05-15
CIK 803026

- ------------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                               ___

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)

             Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996   Commission File No. 000-16950

Prometheus Income Partners, a California Limited Partnership
(Exact name of registrant as specified in its charter)


         California                                   77-0082138
(State or other jurisdiction of               (IRS employee ID Number)
incorporation or organization)

350 Bridge Parkway
Redwood City, California                              94065-1517
(Address of principal                                 (zip code)
executive offices)


Registrant's telephone number, including area code: (415)596-5300

- -------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]         No []
- --------------------------------------------------------------------------

                      PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K filed by the Partnership for the year ended December 31, 1995. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     While the financial information is unaudited, in the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


                      PROMETHEUS INCOME PARTNERS
                   a California Limited Partnership

                            BALANCE SHEETS

                 MARCH 31, 1996 AND DECEMBER 31, 1995

                (In Thousands, Except for Unit Data)

                                              March 31,      December 31,
                                                1996              1995
                                             (Unaudited)        (Audited)
ASSETS
 Real Estate:
   Land, buildings and improvements             $ 29,288          $ 29,288
   Accumulated depreciation                       (6,075)           (5,938)
                                                --------          --------
                                                  23,213            23,350

 Cash                                                815               603
 Deferred expenses, net                              142               163
 Accounts receivable and other assets                102                56
                                                --------          --------
     Total assets                               $ 24,272          $ 24,172
                                                ========          ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                  $ 24,141          $ 23,791
 Payables and accrued liabilites                     393               276
                                                --------          --------
     Total liabilities                            24,534            24,067
                                                --------          --------

 General partner deficit                            (404)             (404)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding                          142               509
                                                --------          --------
     Total partners' capital (deficit)              (262)              105
                                                --------          --------
 Total liabilities and partners'
     capital (deficit)                          $ 24,272          $ 24,172
                                                ========          ========

                                        The accompanying notes are an integral
                                           part of these financial statements.



                       PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                        STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

               (In Thousands, Except for Per Unit Data)

                                                    1996          1995
                                                 (Unaudited)  (Unaudited)

REVENUES
  Rental revenues                                $ 1,180       $ 1,001
  Other income                                        24            23
  Interest income                                      7             5
                                                 -------       -------
   Total revenues                                  1,211         1,029
                                                 -------       -------
EXPENSES
  Interest                                           620           586
  Operating and administrative                       425           357
  Depreciation and amortization                      158           153
                                                 -------       -------
    Total expenses                                 1,203         1,096
                                                 -------       -------

NET INCOME (LOSS)                                $     8       $   (67)
                                                 =======       =======
Net income (loss) per $1,000
  limited partnership unit                       $    .4       $    (4)
                                                 =======       =======
Number of limited partnership
  units used in computation                       18,995        18,995
                                                  ======        ======

                                 The accompanying notes are an integral
                                    part of these financial statements.



                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                 (In Thousands)
                                               1996               1995
                                            (Unaudited)       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                          $    8            $   (67)
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
   Depreciation and amortization                158                153
   Increase in accounts receivable
    and other assets                            (46)               (82)
   Deferral of mortgage interest                373                339
   Increase (decrease) in payables
    and accrued liabilities                     117                (13)
                                              -----             ------
   Net cash provided by operating activities    610                330
                                              -----             ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions on notes payable         (23)               (23)
  Distribution to partners                     (375)              (424)
                                              -----             ------
    Net cash used for financing activities     (398)              (447)
                                              -----             ------
  Net increase (decrease) in cash               212               (117)

  Cash at beginning of year                     603                514
                                              -----             ------
  Cash at end of period                      $  815             $  397
                                             ======             ======
                                   The accompanying notes are an integral
                                      part of these financial statements.


                             PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP

     Prometheus Income Partners, a California Limited Partnership (the Partnership), was formed to construct, invest in, operate and ultimately sell two multi-family apartment projects, Alderwood Apartments (Alderwood) and Timberleaf Apartments (Timberleaf), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., a California corporation.

    The financial information included herein at March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Balance Sheets at December 31, 1995 was derived from the Partnership's audited annual report for 1995.

    Partnership profits, losses and distributions are allocated among the partners based on the provisions of the Partnership Agreement which generally provide for allocations to begin when the partners are admitted to the Partnership.

2.  INCOME TAXES

     In accordance with federal and California income tax regulations, no income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income tax has been reflected in the accompanying financial statements.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Alderwood and Timberleaf, which are located in Santa Clara, California, are apartment complexes with 234 units and 124 units, respectively. The properties commenced operations at completion of construction in December 1986.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated by operations during the first three months of 1996 was used to pay current operating expenses and debt service. During this period, the Partnership also used cash flow from operations to make cash distributions to the Limited Partners. In February 1996, the Partnership distributed $375,000 to the Limited Partners.


RESULTS OF OPERATIONS

     In the first quarter of 1995, the properties marketed available units at rents which average $895 for one bedroom units and $1,104 for two bedroom units. Average occupied rent for the quarter was $981 and average occupancy during the quarter was 97% for Alderwood and 96% for Timberleaf. As of March 31, 1995, Alderwood and Timberleaf were both 97% occupied.

     In the first quarter of 1996, the properties marketed available units at rents which averaged $1,103 for one bedroom units and $1,330 for two bedroom units. Average occupied rent for the quarter was $1,078 and average occupancy during the quarter was 97% for Alderwood and 98% for Timberleaf. As of March 31, 1996, Alderwood and Timberleaf were both 97% occupied.

                         PART II: OTHER INFORMATION

- ----------------------------------------------------------------------------

Item 1.  Legal Proceedings.

          None.

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

          None.

                                 SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PROMETHEUS INCOME PARTNERS,
                                 a California Limited Partnership

                                 By PROMETHEUS DEVELOPMENT CO., INC.,
                                 a California corporation
                                 Its General Partner


Date:   May 15, 1996        By:  John H. Pringle
                                 __________________________
                                 John H. Pringle
                                 Vice President


Date:   May 15, 1996        By:  Vicki R. Mullins
                                 __________________________
                                 Vicki R. Mullins
                                 Chief Financial Officer

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information