Form 10-Q
period 1996-09-30
PROMETHEUS INCOME PARTNERS
filed 1996-11-14
CIK 803026

------------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                               ___

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)

             Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996   Commission File No. 000-16950

Prometheus Income Partners, a California Limited Partnership
(Exact name of registrant as specified in its charter)


         California                                   77-0082138
(State or other jurisdiction of               (IRS Employer ID Number)
incorporation or organization)

350 Bridge Parkway
Redwood City, California                              94065-1517
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

                       Yes [X]         No []
--------------------------------------------------------------------------

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

     The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


                      PROMETHEUS INCOME PARTNERS
                   a California Limited Partnership

                            BALANCE SHEETS

                 September 30, 1996 AND DECEMBER 31, 1995

                (In Thousands, Except for Unit Data)

                                           September 30,      December 31,
                                                1996              1995
                                             (Unaudited)        (Audited)
ASSETS
 Real Estate:
   Land, buildings and improvements             $ 29,288          $ 29,288
   Accumulated depreciation                       (6,349)           (5,938)
                                                --------          --------
                                                  22,939            23,350

 Cash                                              1,935               603
 Deferred loan fees, net                              99               163
 Accounts receivable and other assets                 31                56
                                                --------          --------
     Total assets                               $ 25,004          $ 24,172
                                                ========          ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                  $ 24,870          $ 23,791
 Payables and accrued liabilites                     312               276
                                                --------          --------
     Total liabilities                            25,182            24,067
                                                --------          --------

 General partner deficit                            (403)             (404)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding                          225               509
                                                --------          --------
     Total partners' capital (deficit)              (178)              105
                                                --------          --------
 Total liabilities and partners'
     capital (deficit)                          $ 25,004          $ 24,172
                                                ========          ========

                                        The accompanying notes are an integral
                                           part of these financial statements.



                       PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                        STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

               (In Thousands, Except for Per Unit Data)

                                                    1996          1995
                                                 (Unaudited)  (Unaudited)

REVENUES
  Rental revenues (including revenue from
    affilates of $185 and $0, respectively)      $ 1,260       $ 1,117
  Other income                                        39            28
  Interest income                                     18             6
                                                 -------       -------
   Total revenues                                  1,317         1,151
                                                 -------       -------
EXPENSES
  Interest                                           639           603
  Operating and administrative                       376           390
  Depreciation and amortization                      158           153
  Payments to general partner and affiliates:
    Management fee                                    68            55
    Operating and administrative                      20            22
                                                 -------       -------
    Total expenses                                 1,261         1,223
                                                 -------       -------

NET INCOME (LOSS)                                $    56       $   (72)
                                                 =======       =======
Net income (loss) per $1,000
  limited partnership unit                       $     3       $    (4)
                                                 =======       =======
Number of limited partnership
  units used in computation                       18,995        18,995
                                                  ======        ======

                                 The accompanying notes are an integral
                                    part of these financial statements.



                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                            STATEMENTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                       (In Thousands, Except for Unit Data)


                                                1996             1995
                                              (Unaudited)     (Unaudited)
REVENUES
   Rental revenues (including revenue from
     affiliates of $299 and $0, respectively)   $ 3,644          $ 3,164
   Other income                                      96               81
   Interest income                                   34               17
                                                 ------           ------
      Total revenue                               3,774            3,262
                                                 ------           ------

EXPENSES
   Interest                                       1,888            1,782
   Operating and administrative                   1,019              980
   Depreciation and amortization                    475              461
   Payments to general partner and affiliates:
     Management fee                                 189              158
     Operating and administrative                   111               73
                                                 ------           ------
   Total expenses                                 3,682            3,454
                                                 ------           ------

NET INCOME (LOSS)                               $    92          $  (192)
                                                 ======           ======

Net income (loss) per $1,000
   limited partnership unit                     $     5          $   (10)
                                                 ======           ======
Number of limited partnership
   units used in computation                     18,995           18,995
                                                 ======           ======

                                 The accompanying notes are an integral
                                   part of these financial statements.


                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (In Thousands)
                                               1996               1995
                                            (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $    92            $   (192)
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
   Depreciation and amortization                 475                 460
   Decrease (increase) in accounts receivable
    and other assets                              25                (135)
   Deferral of mortgage interest               1,148               1,042
   Increase in payables
    and accrued liabilities                       36                 152
                                              ------              ------
   Net cash provided by operating activities   1,776               1,327
                                              ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions on notes payable          (69)                (69)
  Distribution to partners                      (375)             (1,174)
                                              ------              ------
    Net cash used for financing activities      (444)             (1,243)
                                              ------              ------
  Net increase in cash                         1,332                  84

  Cash at beginning of year                      603                 514
                                              ------              ------
  Cash at end of period                      $ 1,935             $   598
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

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. The financial information included herein at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 is unaudited and, in the opinion of the General Partner, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense requirements at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1995 was derived from the Partnership's audited annual report for 1995.

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

3.	HARDBOARD SIDING

The General Partner has learned that the same type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States, including a 370 unit apartment project that is managed by Maxim Property Management (Maxim), an Affiliate of the General Partner. The 370 unit project is located in the same county as Alderwood and Timberleaf and is subject to the same general climate conditions. A wood technology expert was retained by Maxim to test the performance of the hardboard siding on several properties managed by Maxim, including Alderwood and Timberleaf.
On November 1, 1996, this expert presented a preliminary verbal report to Maxim which indicated that the physical characteristics of the hardboard siding at Alderwood and Timberleaf have deteriorated dramatically since the construction of the properties. The expert indicated that this deterioration is in stark contrast to the performance of real wood.

In early September 1996, a structural engineer retained by Maxim to investigate the hardboard siding at several properties, including Alderwood and Timberleaf, reported that his preliminary findings indicated damage which on the surface does not currently appear to be major. However, the engineer has recommended destructive testing in view of the deterioration, since there could be significant problems which are not evident from the tests conducted to date. Maxim is in the process of obtaining proposals to conduct such destructive testing. The General Partner has instituted litigation on behalf of the Partnership as a result of this problem. Such litigation is similar to the litigation instituted in connection with the 370 unit project referred to above as a result of the same hardboard siding problem. In the 370 unit project referred to above, when the first evidence of deterioration was discovered, the problem did not appear to be major. The problem deteriorated rapidly, however, and is currently believed to involve structural and other damages, which exclusive of attorney's fees and other costs of litigation, could exceed $28 million. Discovery in that litigation has involved reviewing thousand of documents and will require the depositions of numerous experts. The General Partner is extremely concerned about the hardboard siding used on and the extent of damage caused to Alderwood and Timberleaf. Alderwood and Timberleaf and the 370 unit apartment project are different, and therefore exact comparisons cannot be made in evaluating the consequences and the resulting damages from the hardboard siding problem.

As it is uncertain at this time what the degree of damage is and who will ultimately be liable for the cost, the General Partner has determined that it is in the best interest of the Partnership to continue the suspension of distributions. This will enable the Partnership to build reserves to pay for potential repairs and/or replacement costs. At this time, the General Partner cannot predict when cash distributions will resume. The reinstatement and level of future distributions will be dependent on several factors including, the degree of damage to the hardboard siding, determination of liability for potential costs and continued stabilized operations at the properties.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

Alderwood and Timberleaf, which are located in Santa Clara, California, are apartment complexes with 234 units and 124 units, respectively. The properties commenced operations at completion of construction in December 1986.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations during the first nine months of 1996 was used to pay current operating expenses and debt service. During this period, the Partnership also used cash flow from operations to make cash distributions to the Limited Partners. In February 1996, the Partnership distributed $375,000 to the Limited Partners.

Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage to the hardboard siding and determination of liability are known. See Note 3 To Financial Statements, Hardboard Siding, for a more comprehensive discussion of this matter.

Each property has a non recourse note payable, secured by a first deed of trust. These notes accrue interest at 10.375%; interest is payable monthly at 6.25% on the principal balance, with the difference between the accrual rate and the pay rate added to principal.


RESULTS OF OPERATIONS

During the past year, Santa Clara County has continued to experience growth in the creation of new jobs. This growth contributed to a strong rental market and allowed the properties to increase their rental rates. In the third quarter of 1996, the properties marketed available units at rents which averaged
$1,214 for one bedroom units and $1,495 for two bedroom units. Average occupied rent for the quarter was $1,185 and average occupancy during the quarter was 97% for both Alderwood and Timberleaf. As of September 30, 1996, Alderwood was 97% occupied and Timberleaf was 92% occupied.

In the third quarter of 1995, the properties marketed available units at rents which averaged $1,002 for one bedroom units and $1,217 for two bedroom units. Average occupied rent for the quarter was $1,000 and average occupancy during the quarter was 97% for Alderwood and 99% for Timberleaf. As of September 30, 1995, Alderwood was 95% occupied and Timberleaf was 98% occupied.

With the exception of increases in management fees and corporate housing expenses, which are directly related to the increase in rental activity, operating expenses increased by 4% during the first nine months of 1996 when compared to the first nine months of 1995.

PART II: OTHER INFORMATION


Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Offers to Purchase Units

An unsolicited tender offer for approximately 47.4% of the Units of Prometheus Income Partners ("the Partnership") at $405 per Unit was commenced on or about October 18, 1996 by a newly formed entity calling itself Prom Investment Partners, L.L.C. ("Prom"), which is an affiliate of Apollo Real Estate Investment Fund, L.P.

As discussed in further detail in the Partnership's 14D-9 filing with the Securities and Exchange Commission ("SEC") on November 4, 1996, a
Special Committee of the Board of Directors of the General Partner carefully considered the offer and determined that the offer was misleading, possibly illegal, and not in the best interests of individual Unitholders or the Partnership. Accordingly the Special Committee strongly recommended that the offer be rejected.

Mr. Sanford N. Diller, a Director of the General Partner (as well as its beneficial owner, President and Secretary) agreed to make a tender offer for approximately 47.4% of the Units at $450 per Unit through a newly formed company, PIP Partners - General, LLC ("PIP General"). PIP General filed a
Schedule 14D-1 with the SEC on November 8, 1996. The Special Committee's opinion was that all Limited Partners should retain their Units but those that have a current need or desire for liquidity should tender all, or a portion, of their Units to PIP General.

On November 12, 1996, Prom amended it's offer with an amended offer price of $475. It appears that as a result of a lawsuit filed by the Partnership, many of the false and misleading statements in the original offer by Prom have been corrected. Accordingly, the General Partner on behalf of the Partnership, is not currently seeking to enjoin Prom from proceeding with its tender offer.

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


                                 PROMETHEUS INCOME PARTNERS,
                                 a California Limited Partnership

                                 By PROMETHEUS DEVELOPMENT CO., INC.,
                                 a California corporation
                                 Its General Partner


Date:   November 14, 1996        By:  John H. Pringle
                                      __________________________
                                      Vice President


Date:   November 14, 1996        By:  Vicki R. Mullins
                                      __________________________
                                      Chief Financial Officer

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information