Form 10-K
period 1996-12-31
PROMETHEUS INCOME PARTNERS
filed 1997-03-31
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Year Ended December 31, 1996
Commission File No. 0-16950

Prometheus Income Partners, a California Limited Partnership
(Exact Name of Registrant as Specified in its Charter)

            California                             77-0082138
(State or Other Jurisdiction of               (I.R.S.   Employer
 Incorporation or Organization)                Identification No.)

350 Bridge Parkway
Redwood City, CA  94065-1517
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:
(415) 596-5300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No

No market for the Units of Limited Partnership Interest exists and therefore a market value for such Units cannot be determined.


DOCUMENTS INCORPORATED BY REFERENCE

Prospectus, dated February 12, 1987, and Supplement No. 1, dated September 18, 1987, incorporated into Registration Statement Form S-11 (Registration #33-
9164), thereto filed pursuant to Section 424(b) under the Securities Act of 1933, and Solicitation/Recommendation Statement pursuant to Section 14(d)(4) of the Securities Exchange Act of 1934, Schedule 14D-9, dated November 4, 1996 and Schedules 14D-91A, Amendments 1, 2 and 3, dated November 15, 1996, December 12, 1996 and December 20, 1996, respectively are incorporated into Parts I, II, III and IV.

Exhibit index located on page 14.



Table of Contents
Form 10-K


Part I  Page

  Item 1   Business                                                          3
  Item 2   Properties                                                        4
  Item 3   Legal Proceedings                                                 5
  Item 4   Submission of Matters to Vote of Security Holders                 5

Part II

  Item 5   Market for Registrant's Units and Related Security Holder Matters 6
  Item 6   Selected Financial Data                                           8
  Item 7   Management's Discussion and Analysis of Financial Conditions
             And Results of Operations                                       9
  Item 8   Financial Statements and Supplementary Data                      12
  Item 9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            12

Part III

  Item 10   Directors and Executive Officers of the Registrant              13
  Item 11   Executive Compensation                                          13
  Item 12   Security Ownership of Certain Beneficial Owners and Management  14
  Item 13   Certain Relationships and Related Transactions                  14

Part IV

  Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K 15




PART I

ITEM 1.   BUSINESS

     Prometheus Income Partners, a California Limited Partnership, (hereinafter referred to as "Partnership" or "Registrant") was formed on April 15, 1985, under the California Revised Limited Partnership Act. Prometheus Development Co., Inc., a California corporation, is the General Partner of the Partnership.

     The principal business of the Partnership is to invest in, construct, hold, operate, and ultimately sell two residential rental properties in Santa Clara, California, Alderwood Apartments and Timberleaf Apartments. The principal investment objectives of the Partnership are to preserve and protect the Partnership's capital, to obtain capital appreciation from the sale of the properties, and, beginning in 1987, to provide "tax sheltered" distributions of cash from operations due to the cost recovery and other non-cash tax deductions available to the Partnership. See Item 7, Liquidity and Capital Resources and Hardboard Siding discussion concerning deferment of distributions. For a further description of the properties and the business of the Partnership, see Item 2 below and the section entitled "Business of the Partnership" (pages 24-26) and "Properties" (pages 27-35) in the Prospectus. For financial information, see
Item 8, below.

     Beginning in February 1987 through December 1987, the Partnership offered and sold 19,000 Units of Limited Partnership Interests ("Units") for $19,000,000. The net proceeds of this offering, together with the proceeds of the permanent financing, were used to satisfy construction loans with respect to Alderwood and Timberleaf and to exercise the purchase option for the Alderwood land site.

     The Partnership's investments in real property are affected by and subject to the general competitive conditions of the residential real estate rental market in the Santa Clara area. The Partnership's properties are located in an area which contains numerous other competitive residential rental properties.

     The Partnership is engaged solely in the business of real estate investment. The business of the Partnership is not seasonal. The Partnership does not engage in foreign operations or derive revenues from foreign sources. The Partnership has no employees, officers or directors. The officers and employees of the General Partner and its Affiliates perform services for the Partnership.

     The income of the properties may be affected by factors outside the Partnership's control. For example, changes in the supply of rental facilities, population shifts, the availability of mortgage funds or changes in zoning laws could affect apartment rental rates. It is also possible that some form of rent control may be legislated at the state or local level. Expenses of operating the properties, such as administrative and maintenance costs and real estate taxes, are subject to change due to inflation, supply factors or legislation. These increases in expenses may be offset by increases in rental rates, although such increases may be limited due to market conditions or other factors as discussed above. Certain expenses, such as debt service, are at fixed rates and are not affected by inflation. The General Partner is unable to predict the effect, if any, of such events on the future operations of the Partnership. There is no assurance there will be a ready market for the sale of the properties or, if sold, such a sale would be made on favorable terms.

ITEM 2.   PROPERTIES

     The Partnership has constructed two residential income-producing properties, Alderwood and Timberleaf, both in Santa Clara, California. The City of Santa Clara, with a population of approximately 100,000, is the third largest city in Santa Clara County. Santa Clara County, commonly referred to as Silicon Valley, is approximately 47 miles south of San Francisco, encompasses 1,300 square miles and has a population of approximately 1.7 million people, making it the most populous of the nine counties in the greater San Francisco Bay Area.

     The Alderwood luxury garden apartment complex is located at 900 Pepper
Tree Lane in Santa Clara, California. Construction began in November 1985 and was fully completed by December 31, 1986. The complex contains 234 apartment units housed in 19 two-story buildings on a 9.4 acre site. Covered and uncovered parking for 468 cars is provided. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for a discussion of current operations.

     The Timberleaf luxury garden apartment complex is located at 2147 Newhall Street in Santa Clara, California. Construction began in November 1985 and was fully completed by December 31, 1986. The complex contains 124 apartment units housed in 9 buildings of two or three stories on a five acre site. Covered and uncovered parking for 248 cars is provided. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for a discussion of current operations.

     Alderwood and Timberleaf are encumbered by first mortgage liens which secure promissory notes payable to Prudential Insurance Company in the original amount of $10,200,000 and $5,600,000, respectively. Both notes (collectively, the "Notes") bear interest at the rate of 10.375% per annum for the entire term of 10 years. The Notes provide for the deferral of a portion of the interest. The portion of interest which will be paid monthly is as follows:

                                                 Rate Paid
  Period                                         Per Annum

  December 1987 - November 1988 ..................6.000%
  December 1988 - November 1989 ..................6.125%
  December 1989 - December 1997 ..................6.250%

     The unpaid interest on the Notes, as it accrues on a monthly basis, is added to the outstanding principal balance and bears interest at 4.125% thereafter. Payments of principal on the Notes began in December 1992 and equals $4,928 per month on the Alderwood Note and $2,706 per month on the Timberleaf Note. The Notes may be prepaid after December 1992, subject to certain prepayment penalties.

ITEM 3.   LEGAL PROCEEDINGS

     On March 12, 1997, a limited partner owning twenty-five (25) units (.1316% of the outstanding units), filed a class and derivative action complaint in the Superior Court of San Mateo County against the Partnership, certain officers of the General Partner and certain affiliates of the General Partner. The suit alleges that the defendants used their power over the Partnership and its assets to inhibit and discourage a tender offer for units that was commenced by an unaffiliated third party, utilized Partnership funds and resources to facilitate and subsidize an inferior tender offer by an affiliated party, misled and induced limited partners who wished to sell units to tender them to the affiliated party rather than to a third party offering more money, refused to pursue or consider transactions that would maximize the value of the limited partners' units, including the sale of the Partnership properties or the preparation of a plan of liquidation. The suit also alleges that the Partnership has reimbursed affiliated parties for costs of goods and materials used by the Partnership and services rendered by the affiliates of the Partnership for sums in excess of contractual limits and that the Partnership has wasted Partnership assets and funds in subsidizing the expenses of an offer from an affiliated entity.

     The plaintiff is seeking to enjoin the Partnership from reimbursing or indemnifying the affiliated entity for any costs or fees with respect to the tender offer or from any further acts to thwart competing tender offers.
The plaintiff asks for compensatory and punitive damages and for reasonable attorneys' fees. Included in the damage demand are all profits made by the affiliated entity resulting from its offer or compensation for the use of the Partnership assets and the alleged excessive charges and fees specified above. Other equitable relief is sought, including an order prohibiting defendants from voting any units obtained, and an order appointing a receiver to protect the Partnership from any alleged further harm.

     The defendants have not yet responded to the complaint as of the date of this filing. They intend to vigorously defend the suit and believe they have meritorious defenses; however, it is not possible to predict the outcome of this litigation at this early stage, and therefore whether the consequences will be material to the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of security holders during the period covered by this report.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER
MATTERS

     A) No public trading market exists or is expected to be established for the Registrant's Units. The Units were issued by the Partnership for $1,000 per Unit. The General Partner established a Limited Liquidity Plan which commenced in 1989 and provides Limited Partners with the option, subject to certain conditions, to have their Units repurchased by the Partnership (or a person designated by the Partnership). Other than as described below, the Partnership has not received any requests for the repurchase of Units since the inception of this program in 1989. A further description of the repurchase terms can be found in the section entitled "Business of the Partnership-Limited Liquidity Plan" (pages 24-25) in the Prospectus.

     Effective January 1, 1994, the Partnership acquired five units from an investor for $1,545. The valuation method used for this re-purchase did not follow the provisions of the Limited Liquidity Plan. Rather, the Partnership and investor agreed to a valuation method, which is used by local real estate brokers, based upon an estimated market value of the properties, less debt prepayment penalties and a discount as provided in the Limited Liquidity Plan. The alternative valuation method saved the Partnership significant costs. The five units were permanently retired and will not be re-offered for sale.

     B) At December 31, 1996, the 18,995 outstanding Units were held by 1,352 investors.

     C)  Tender Offers To Purchase Units

     During 1996, competing tender offers were made for limited partner interests ("Units") in the Partnership. One tender offer from Prom Investment Partners, L.L.C. ("Prom"), an unrelated third party, expired in December 1996. The second tender offer from PIP Partners-General, L.L.C. ("PIP Partners"), an affiliate of the General Partner, expired in January 1997. The Partnership is currently in the process of reviewing the documentation to process the transfers of any limited partners who sold their units. Preliminarily, it appears that approximately an aggregate 2,830 units were tendered to the competing bidders -- approximately 1,480 to PIP Partners and 1,350 to Prom, or 8% and 7% of the total outstanding units, respectively. Under the terms of the Partnership Agreement, all eligible transfers, for which all required approvals, opinions and documentation have been satisfactorily completed and submitted prior to March 31, 1997, will be effective as of April 1, 1997. All units were purchased for $495 per unit.


     D) The promissory notes which are secured by the properties contain no restrictions on distributions to Limited Partners. Distributions to Limited Partners began with the quarter ending September 30, 1987. Cash distributions were suspended in 1996. See Item 7, Hardboard Siding for a discussion concerning the deferment of cash distributions. Cash distributions for the years 1995 and 1994 were made as follows:



Period Covered                   Distribution Date     Total Distribution
                                                        (In Thousands)

January 1 through March 31, 1994     05/15/94                   $424

April 1 through June 30, 1994        08/15/94                   $424

July 1 through September 30, 1994    11/15/94                   $425

October 1 through December 31,1994   02/15/95                   $425

January 1, through March 31, 1995    05/15/95                   $375

April 1 through June 30, 1995        08/15/95                   $375

July 1 through September 30, 1995    11/15/95                   $375

October 1 through December 31, 1995  02/15/96                   $375




ITEM 6.   SELECTED FINANCIAL DATA

     The following represent selected financial data for the Partnership for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.




                        For the Years Ended December 31,

                        1996         1995        1994        1993       1992

                           (Amounts in thousands except unit data)

Rental revenues        $4,813       $4,188       $3,899      $3,864     $3,912

Net loss               $ (173)      $ (192)      $ (382)     $ (275)    $ (100)

Net loss per $1,000
Unit                   $   (9)      $  (10)      $  (20)     $  (14)    $   (5)

Net cash per $1,000
unit subsequent to partner
distributions          $  117      $    32       $   27     $    39    $    40

Number of units used in
Computation            18,995       18,995       18,995      19,000     19,000

Total assets          $25,259      $24,172      $24,553     $25,385    $26,034

Notes payable         $25,248      $23,791      $22,477     $21,292    $20,223

Cash distributions per
$1,000 unit, representing a
return of capital     $    20      $    82      $    88     $    79    $    69


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

     The Partnership was organized in April 1985. Construction of Alderwood and Timberleaf commenced in November 1985 and was completed by December 1986. Lease-up activities began in November 1986 and continued through the third quarter of 1987. The Partnership Registration Statement was declared effective on February 12, 1987 and completed in December 1987. This Item should be read in conjunction with the financial statements, footnotes and other Items contained elsewhere in this report.


Liquidity and Capital Resources

     The primary sources of funding for the Partnership's activities through 1987 were capital contributions of its Limited Partners, construction financing and permanent financing. The Partnership obtained $15,800,000 in permanent financing in November 1987. These proceeds, together with the Limited Partners' capital contributions, were applied towards the various construction costs and offering expenses as outlined in the Prospectus. In addition, proceeds from the loan were used to purchase the Alderwood land site. Once lease-up began in 1986, operating expenses, debt service and Limited Partner distributions were funded from apartment rental receipts and cash reserves. In February 1996, the Partnership distributed $375,000 to the limited partners.

     Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage to the hardboard siding and determination of liability are known. See Hardboard Siding below, for a more comprehensive discussion of this matter.

     Each property has a non-recourse note payable, secured by a first deed of trust. These notes payable accrue interest at 10.375%; interest is payable at 6.25% on the principal balance, with the difference between the accrual and pay rate added to principal.

     Cash and cash equivalents are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $2,227,000, $603,000 and $514,000, at December 31, 1996, 1995 and 1994, respectively. The third and final year that the General Partner guaranteed distributions to Limited Partners was 1989. Future distributions to Limited Partners depend on results of operations, capital expenditures, changes in cash reserves, and resolution of the hardboard siding issue discussed below.


Hardboard Siding

     The General Partner has learned that the type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States, including a 370 unit apartment project that is managed by Maxim Property Management ("Maxim"), an affiliate of the General Partner. The 370 unit project is located in the same county as Alderwood and Timberleaf and is subject to the same general climate conditions. A wood technology expert was retained by Maxim to test the performance of the hardboard siding on several properties managed by Maxim, including Alderwood and Timberleaf. On November 1, 1996, this expert presented a preliminary verbal report to Maxim which indicated that the physical characteristics of the hardboard siding at Alderwood and Timberleaf have deteriorated dramatically since the construction of the properties. The expert indicated that this deterioration is in stark contrast to the performance of real wood.

     In early September 1996, a structural engineer retained by Maxim to investigate the hardboard siding at several properties, including Alderwood and Timberleaf, reported that his preliminary findings indicated damage which on the surface does not currently appear to be major. However, the engineer recommended destructive testing in view of the deterioration, since there could be significant problems which are not evident from the tests conducted to date. Maxim has now retained a company to conduct destructive testing as recommended by the structural engineer. The company is completing a non-destructive investigation to determine the extent of the destruction testing required. Their report is expected in May 1997. The results of the destructive testing are expected during the third quarter of 1997.

     The General Partner has filed litigation on behalf of the Partnership as a result of this problem. A special master has been assigned and a status conference is scheduled for June 1997. Such litigation is similar to the litigation instituted in connection with the 370 unit project referred to above as a result of the same hardboard siding problem. In the 370 unit project referred to above, when the first evidence of deterioration was discovered, the problem did not appear to be major. The problem deteriorated rapidly, however, and is currently believed to involve structural and other damage, which exclusive of attorney's fees and other costs of litigation, could exceed $28 million. Discovery in that litigation has involved reviewing thousands of documents and will require the depositions of numerous experts. The General Partner is extremely concerned about the hardboard siding used on and the extent of damage caused to Alderwood and Timberleaf. Alderwood and Timberleaf and the 370 unit apartment project are different, and therefore exact comparisons cannot be made in evaluating the consequences and the resulting damages from the hardboard siding problem.

     As it is uncertain at this time what the degree of damage is and who will ultimately be liable for the cost, the General Partner has determined that it is in the best interest of the Partnership to continue the suspension of distributions. This will enable the Partnership to build reserves to pay for potential repairs and/or replacement costs. However, due to the uncertainty of the degree of damage to the hardboard siding and determination of liability for potential costs, no provision for repairs or replacement has been made at this time. The General Partner cannot predict when cash distributions will resume, although it is the General Partner's intent to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors including, the degree of damage to the hardboard siding, determination of liability for potential costs and continued stabilized operations at the properties.




Operations

     Both Alderwood and Timberleaf began the lease-up phase in November 1986 and achieved stabilized occupancy, defined as 95%, by the third quarter of 1987.

     For the years ended December 31, 1996, 1995 and 1994, the average rents obtained from leased units and the average occupancy were as follows:


Average Rental Rates

                                     1996      1995       1994

     One Bedroom Units             $ 1,147   $   982    $   874
     Two Bedroom Units             $ 1,409   $ 1,193    $ 1,098


Average Occupancy

                                     1996      1995       1994

     Alderwood                         97%       97%        95%
     Timberleaf                        97%       98%        96%


    Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels.
In 1996, operating expenses include $397,000 of professional services related to defending the tender offer.

     Interest expense on notes payable increased due to the deferral of interest between the accrual interest rate of 10.375% and the pay rate of 6.25%; with the deferred interest added to principal and incurring additional interest expense at a rate of 4.125% thereon.

     Depreciation and amortization remained consistent between 1996 and 1995. While depreciation expense decreased in 1995 from 1994, amortization expense remained relatively stable. In 1994, a majority of the furniture and equipment were fully depreciated, accounting for the decrease.

     Although inflation impacts the Partnership's expenses, increases in expenses can sometimes be offset by increases in rental rates. However, the ability to affect increases in rental rates may be impacted by market conditions such as the supply of rental housing or local economic conditions. As noted in a preceding paragraph, average rental rates increased from 1994 to 1995, and from 1995 to 1996. Certain expenses, such as property taxes and debt service, may not be impacted by inflation. Property taxes are affected primarily by limits placed by legislation. Debt financing is at a fixed rate.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. For informational purposes only, the following are the names and additional information relating to controlling persons, directors, executives and senior management of Prometheus Development Co., Inc., the General Partner of the Registrant.

Sanford N. Diller. Age 68. President, Secretary and sole Director. Mr.
Diller supervises the acquisition, disposition and financial structuring of properties. Mr. Diller founded the General Partner, and effectively controls all of its outstanding stock. Mr. Diller received his undergraduate education at the University of California at Berkeley and his Doctor of Jurisprudence from the University of San Francisco. He has been an attorney since 1953. Since the mid 1960's, he has been involved in the development and/or acquisition of more than 70 properties, totaling approximately 13,000 residential units and over 2,000,000 square feet of office space.

John H. Pringle. Age 43. Vice President. Mr. Pringle is responsible for overseeing the residential and commercial property management groups. He received his degree in economics from Colorado State University and is a Certified Property Manager. Prior to joining Prometheus Development Co. he was Regional Vice President for Vestec Financial Corporation.

Vicki R. Mullins. Age 37. Chief Financial Officer. Ms. Mullins' responsibilities include managing all financial, accounting and reporting activities. Ms. Mullins came to Prometheus Development Co. from The Irvine Company where she spent seven years as Vice President of Finance and Accounting, and Director of Internal Controls. Prior to the Irvine Company, she spent six years with Ernst & Young as audit manager. Ms. Mullins is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of Illinois.


ITEM 11.   EXECUTIVE COMPENSATION

     The Partnership does not pay or employ directly any officers or directors. Compensation to executives and employees of the General Partner is not based on the operations of the Partnership. The General Partner and its affiliates receive a management fee as compensation for services rendered and reimbursement of certain Partnership expenses. (See Item 13. Certain Relationships and Related Transactions.)


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Units.

     (b) The General Partner owns no Units. However, the General Partner, pursuant to the Partnership Agreement, has discretionary control over most of the decisions made for the Partnership. The executive officers of the General Partner, as a group, own less than 1% of the Units.

     An affiliate of the General Partner, PIP Partners-General, LLC, will acquire approximately 8% of outstanding limited partner interests in the Partnership on April 1, 1997. See Item 5 for further discussion.

     (c)  Not applicable.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership pays or has paid fees to the General Partner and its Affiliates. See Footnote 3 - Related Party Transactions of the financial statements found in Item 8 and the Prospectus (pages 14-16 and 46-48) filed pursuant to Rule 424(b) under the Securities Act of 1934, which is incorporated by reference herein.

     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1.   FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP,
           INDEPENDENT PUBLIC ACCOUNTANTS

                                                                         Page

           Report of Independent Public Accountants                        16

           Financial Statements:

               Balance Sheets as of December 31, 1996 and 1995             17

               Statements of Operations for the years ended
                 December 31, 1996, 1995 and 1994                          18

               Statements of Partners' Capital (Deficit) for the
                 years ended December 31, 1996, 1995 and 1994              19

               Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                          20

               Notes to Financial Statements                               21


      2.   FINANCIAL STATEMENT SCHEDULES:

             Schedule III - Real Estate and Accumulated Depreciation       26

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


      3.   EXHIBITS

           None

(b)   No report on Form 8-K was filed during the period covered by this report.

(c)   No additional exhibits are required pursuant to Item 601(b) of Regulation
S-K.


     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Prometheus Income Partners,
a California Limited Partnership:

We have audited the accompanying balance sheets of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1996 and 1995 and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's Rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Arthur Andersen, LLP

San Francisco, California
March 21, l997





PROMETHEUS INCOME PARTNERS
a California Limited Partnership

BALANCE SHEETS

As of December 31, 1996 and 1995

In Thousands, Except for Unit Data)


                                                      1996                1995
ASSETS

  Real Estate:
     Land, buildings and improvements             $  29,420           $  29,288
     Accumulated depreciation                        (6,491)             (5,938)

                                                     22,929              23,350

  Cash and cash equivalents                           2,227                 603
  Deferred loan fees, net of
     accumulated amortization of $773 and $688           78                 163
     Accounts receivable and other assets                25                  56

             Total assets                          $ 25,259           $  24,172


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

  Notes payable                                    $ 25,248           $  23,791
  Payables and accrued liabilities                      454                 276

             Total liabilities                       25,702              24,067

  Commitments (see Note 4)


  General partner deficit                              (405)               (404)
  Limited partners' capital (deficit),
     18,995 limited partnership
     units issued and outstanding                       (38)                509

              Total partners' capital (deficit)        (443)                105

              Total liabilities and partners'
              capital (deficit)                    $ 25,259           $  24,172



PROMETHEUS INCOME PARTNERS
a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 1996, 1995 and 1994

(In Thousands, Except for Unit Data)

                                                 1996       1995       1994
REVENUES
  Rental (including revenue from affiliates
     of $478, $0 and $0, respectively)       $  4,813   $  4,188   $  3,899
  Interest                                         61         23         15
  Other                                           123        100         90

                  Total revenues                4,997      4,311      4,004


EXPENSES
  Interest                                      2,536      2,393      2,264
  Operating                                     1,310        892        928
  Depreciation and amortization                   638        634        692
  Administrative                                   43         42         29
  Payments to general partner and affiliates:
     Management fees                              265        219        206
     Operating and administrative                 378        323        267

                  Total expenses                5,170      4,503      4,386

  NET LOSS                                   $   (173)  $   (192)  $   (382)


Net loss per $1,000
  limited partnership unit                   $     (9)  $    (10)  $    (20)



Number of limited partnership
  units used in computation                    18,995     18,995     18,995


PROMETHEUS INCOME PARTNERS
a California Limited Partnership

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

For the years ended December 31, 1996, 1995 and 1994

(In Thousands)



                                          General       Limited
                                          Partner       Partners         Total

Balance as of
  December 31, 1993                       $  (398)      $  4,301      $  3,903

  Cash distributions ($88 per limited
    partnership unit, representing a
    return of capital)                         --         (1,672)       (1,672)

  Repurchase of limited partner units          --             (2)           (2)

  Net Loss                                     (4)          (378)         (382)

Balance as of
  December 31, 1994                          (402)         2,249         1,847

  Cash distributions ($82 per limited
    partnership unit, representing a
    return of capital)                         --         (1,550)       (1,550)

  Net Loss                                    (2)           (190)         (192)

Balance as of
  December 31, 1995                         (404)            509           105

  Cash distributions ($20 per limited
    partnership unit, representing a
    return of capital)                        --            (375)         (375)

  Net Loss                                    (1)           (172)         (173)

Balance as of
  December 31, 1996                      $  (405)         $  (38)      $  (443)


PROMETHEUS INCOME PARTNERS
a California Limited Partnership
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(In Thousands)

                                               1996       1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $  (173)  $  (192)  $  (382)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization             638       634       692
      Decrease (increase) in accounts
        receivable and other assets              31       (25)       23
      Deferral of interest on notes payable   1,549     1,406     1,277
      Increase in payables
        and accrued liabilities                 178        50        36
      (Decrease) increase in
        due to affiliates                        --        (3)        3

  Net cash provided by operating activities   2,223      1,870    1,649


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to buildings and improvements      (132)      (139)    (108)


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions on notes payable         (92)       (92)     (92)
  Distributions to partners                    (375)    (1,550)  (1,672)
  Repurchase of limited partner units            --         --       (2)

  Net cash used for financing activities       (467)    (1,642)  (1,766)


Net increase (decrease) in cash               1,624         89     (225)

Cash at beginning of year                       603        514      739

Cash and cash equivalents at end of year    $ 2,227      $ 603    $ 514



PROMETHEUS INCOME PARTNERS
a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 1996 and 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Prometheus Income Partners, a California Limited Partnership
(the Partnership), was formed to invest in, construct, hold, operate and ultimately sell two multi-family apartment projects, Alderwood Apartments (Alderwood) and Timberleaf Apartments (Timberleaf), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., a California corporation (Prometheus).

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In accordance with Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 40 years. At December 31, 1996, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value. However, no provision has been made to record any impairment that might arise due to defective hardboard siding. See Note 5 for further discussion.

     Loan fees of $851,000 have been deferred and are being amortized, using the straight-line method, which approximates the effective interest method, over the terms of the related notes payable.

     All leases are classified as operating leases. Rental revenues are recognized when contractually due based on the terms of signed lease agreements which range in duration from month-to-month to one year.

     Statement of Financial Accounting Standards No. 107, "Fair
Value of Financial Instruments" requires disclosure about fair value for all financial instruments. It is management's opinion that the carrying value of its financial instruments approximates fair value at December 31, 1996.

     No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net loss for financial reporting purposes differs from the net loss for income tax reporting purposes primarily due to differences in useful lives and depreciation methods for buildings and improvements and amortization of construction period interest and taxes.

     Syndication costs incurred in raising partners' capital were charged to partners' capital.

     In accordance with the terms of the Partnership Agreement, income or loss is allocated 1% to the General Partner and 99% to the Limited Partners. Net loss per limited partnership unit is computed by dividing the net loss allocable to the Limited Partners by the number of units outstanding during the period in which the losses are allocated.

     Cash and cash equivalents consists of amounts held in operating and investment bank accounts with original maturity dates of three months or less.

     Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.


2.  NOTES PAYABLE

     The Partnership had the following notes payable at December 31, 1996 and 1995:


                                                       1996          1995
                                                          (In Thousands)
Non recourse note payable, secured by a first
deed of trust on Alderwood, accruing interest
at 10.375%; interest is payable monthly at 6.25%
on the original principal balance, with the
difference between the accrual rate and the
pay rate being added to principal; principal
payments of $4,928 are due monthly; the balance
is payable at maturity, December 1997.               $ 16,300    $   15,359


Non recourse note payable, secured by a first
deed of trust on Timberleaf, accruing interest
at 10.375%; interest is payable monthly at 6.25%
on the original principal balance, with the
difference between the accrual rate and the
pay rate being added to principal; principal
payments of $2,706 are due monthly; the balance
is payable at maturity, December 1997.                  8,948         8,432

                                                     $ 25,248      $ 23,791


     One of the terms of both notes requires that both properties shall maintain a loan to value ratio, as defined, of no greater than 75%. Failure to meet this ratio may, at the lender's discretion, require the Partnership to pay a portion of the outstanding balance sufficient to meet the loan to value ratio. It is management's opinion that the Partnership is in compliance with this loan provision as of December 31, 1996.

     Cash paid for interest in each of the years ended 1996, 1995 and 1994 was approximately $987,000.

     Principal payments, including deferred interest as of December
31, 1996, on the notes payable of $25,248,000 are due in 1997. The partnership intends to refinance or renew the notes payable upon maturity.


3.  RELATED PARTY TRANSACTIONS

     Prom Management Group, Inc., dba Maxim Property Management
("Maxim"), an affiliate of the General Partner, manages the properties. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements in accordance with the Partnership Agreement.

     The Partnership leases apartment units to Prom X, Inc., dba The Corporate Living Network ("Prom X"), an affiliate of Promtheus, to provide corporate housing services. The Partnership earned and received $478,000 during the year ended December 31, 1996. The Partnership has leased 45 units to Prom X at December 31, 1996.


4.  COMMITMENTS

  Repurchase of Limited Partnership Units

     Commencing on January 1, 1989, the Partnership may repurchase up to 5% in aggregate of the outstanding units from the Limited Partners, at the Limited Partners' option, in accordance with the Partnership Agreement. The General Partner may allocate up to 10% of the distributable cash from operations in the current year for the purpose of making such repurchases. The price of any units repurchased by the Partnership will be determined in accordance with the Partnership Agreement. Effective January 1, 1994, the Partnership acquired five units from an investor for a total of $1,545. The valuation method used for this repurchase did not follow the provisions of the Limited Liquidity Plan. Rather, the Partnership and investor agreed to a valuation method, which is used by local real estate brokers, based upon an estimated market value of the properties, less debt prepayment penalties and a discount as provided in the Limited Liquidity Plan. The five units were permanently retired and will not be re-offered for sale.

  Hardboard Siding

     The General Partner has learned that the type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States. A wood technology expert was retained to test the performance of the hardboard siding. In November 1996, this expert presented a preliminary verbal report which indicated that the physical characteristics of the hardboard siding at Alderwood and Timberleaf have deteriorated dramatically since the construction of the properties. The expert indicated that this deterioration is in stark contrast to the performance of real wood.

     In September 1996, a structural engineer retained by the General Partner to investigate the hardboard siding reported that his preliminary findings indicated damage which on the surface does not currently appear to be major. However, the engineer recommended destructive testing in view of the deterioration, since there could be significant problems which are not evident from the tests conducted to date. The General Partner has retained a company to conduct non-destructive and destructive testing as recommended by the structural engineer. The results of the non-destructive and destructive testing are expected in 1997.

     The General Partner has filed litigation on behalf of the Partnership as a result of this problem. The General Partner is extremely concerned about the hardboard siding used on and the extent of damage caused to Alderwood and Timberleaf. As it is uncertain at this time what the degree of damage is and who will ultimately be liable for the costs, the General Partner has determined that it is in the best interest of the Partnership to continue the suspension of distributions. This will enable the Partnership to build reserves to pay for potential repairs and/or replacement costs. Due to the uncertainty of the degree of damage to the hardboard siding and determination of liability for potential costs, no provision for repairs or replacement has been made at this time.


5.  SUBSEQUENT EVENTS

  Tender Offer

      Commencing in the fourth quarter of 1996, an unrelated third party, Prom Investment Partners, LLC, ("Prom") solicited tender offers for limited partner interests ("Units") in the Partnership. Prom's tender offer expired in December 1996. An affiliate of the Partnership, PIP Partners-General, LLC, ("PIP Partners") matched the tender offers. PIP Partners tender offer expired in January 1997. The General Partner is currently in the process of reviewing the documentation to process the transfers of any Prometheus Income Partners' limited partners who sold their units. Approximately 2,830 units (or 15%) were tendered to the competing bidders, including approximately 1,480 units to PIP Partners and approximately 1,350 units to Prom. Under the terms of the Partnership Agreement, all eligible transfers for which required approvals, opinions and documentation have been satisfactorily completed and submitted prior to March 31, 1997, will be effective as of April 1, 1997. Operating expenses include $397,000 of professional services incurred in defending the tender offer.

  Litigation

     On March 12, 1997, a limited partner owning twenty-five (25) units (.1316% of the outstanding units), filed a class and derivative action complaint in the Superior Court of San Mateo County against the Partnership, certain officers of the General Partner and certain affiliates of the General Partner. The suit alleges that the defendants used their power over the Partnership and its assets to inhibit and discourage a tender offer for units that was commenced by an unaffiliated third party, utilized Partnership funds and resources to facilitate and subsidize an inferior tender offer by an affiliated party, misled and induced limited partners who wished to sell units to tender them to the affiliated party rather than to a third party offering more money, refused to pursue or consider transactions that would maximize the value of the limited partners' units, including the sale of the Partnership properties or the preparation of a plan of liquidation. The suit also alleges that the Partnership has reimbursed affiliated parties for costs of goods and materials used by the Partnership and services rendered by the affiliates of the Partnership for sums in excess of contractual limits and that the Partnership has wasted Partnership assets and funds in subsidizing the expenses of an offer from an affiliated entity.

     The plaintiff is seeking to enjoin the Partnership from reimbursing or indemnifying the affiliated entity for any costs or fees with respect to the tender offer or from any further acts to thwart competing tender offers. The plaintiff asks for compensatory and punitive damages and for reasonable attorneys' fees. Included in the damage demand are all profits made by the affiliated entity resulting from its offer or compensation for the use of the Partnership assets and the alleged excessive charges and fees specified above. Other equitable relief is sought, including an order prohibiting defendants from voting any units obtained, and an order appointing a receiver to protect the Partnership from any alleged further harm.

     The defendants have not yet responded to the complaint as of the date of this filing. They intend to vigorously defend the suit and believe they have meritorious defenses; however, it is not possible to predict the outcome of this litigation at this early stage, and therefore whether the consequences will be material to the Partnership.


     SCHEDULE III




PROMETHEUS INCOME PARTNERS
a California Limited Partnership

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 1996

(In thousands)




                      Initial Cost to            Cost Capitalized Subsequent
                      the Partnership                    To Acquisition

                                              Building
                                                and
                     Encum-                   Improve-  Improve-      Carrying
                     brances    Land           ments     ments          Costs

Alderwood Apts
Santa Clara,
California          $ 15,359   $ 5,931         $   --      $ 12,600     $ 441


Timberleaf Apts
Santa Clara,
California             8,432     3,145             --       6,793         510

Total               $ 23,791   $ 9,076        $    --    $ 19,393       $ 951



                      Gross Amount at Which
                 Carried at Close of Period (1)

                           Building              Accumu-
                             and                lated De-   Date of      Date
                           Improve-    Total   preciation   Construc-  Acquired
                  Land      ments       (3)        (4)        tion        (2)

Alderwood Apts
Santa Clara,
California       $ 5,931   $ 13,041   $ 18,972   $ 4,147     11/86     12/87 (5)


Timberleaf Apts
Santa Clara,
California         3,145      7,303     10,448     2,344     11/86     11/86

Total            $ 9,076   $ 20,344   $ 29,420   $ 6,491



SCHEDULE III
PROMETHEUS INCOME PARTNERS
a California Limited Partnership

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 1996

(In Thousands)


NOTES:

(1)  The aggregate cost for federal income tax purposes is $27,388.

(2)  Depreciation is computed on lives ranging from 5 to 40 years.

(3)  Balance, December 31,1993                                     $  29,041
     Additions                                                           108

     Balance, December 31, 1994                                       29,149
     Additions                                                           139

     Balance, December 31, 1995                                       29,288
     Additions                                                           132

     Balance, December 31, 1996                                    $  29,420


(4)  Balance, December 31, 1993                                    $   4,782
     Provision charged to expense                                        607

     Balance, December 31, 1994                                        5,389
     Provision charged to expense                                        549

     Balance, December 31, 1995                                        5,938
     Provision changed to expense                                        553

     Balance, December 31, 1996                                     $  6,491

(5)  The Land site was leased through November 1987 and acquired in December
1987.



     SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


     PROMETHEUS INCOME PARTNERS
     a California Limited Partnership

     By PROMETHEUS DEVELOPMENT CO., INC.,
     a California corporation,
     Its General Partner





Date:   March 21, 1997         By        /s/John H. Pringle
                                        Vice President





Date:   March 21, 1997          By       /s/Vicki R. Mullins
                                         Chief Financial Officer


    Supplemental Information to be furnished with Report, filed pursuant to
Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

     None