Form 10-Q
period 1997-03-31
PROMETHEUS INCOME PARTNERS
filed 1997-05-15
CIK 803026

------------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                               ___

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)

             Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997   Commission File No. 000-16950

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

                      PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K filed by the Partnership for the year ended December 31, 1996. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjuction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


                      PROMETHEUS INCOME PARTNERS
                   a California Limited Partnership

                            BALANCE SHEETS

                 MARCH 31, 1997 AND DECEMBER 31, 1996

                (In Thousands, Except for Unit Data)

                                              March 31,      December 31,
                                                1997              1996
                                             (Unaudited)        (Audited)
ASSETS
 Real Estate:
   Land, buildings and improvements             $ 29,420         $ 29,420
   Accumulated depreciation                       (6,625)          (6,491)
                                                --------          --------
                                                  22,795            22,929

 Cash and cash equivalents                         2,817             2,227
 Deferred expenses, net                               57                78
 Accounts receivable and other assets                 15                25
                                                --------          --------
     Total assets                               $ 25,684          $ 25,259
                                                ========          ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                  $ 25,637          $ 25,248
 Payables and accrued liabilites                     397               454
                                                --------          --------
     Total liabilities                            26,034            25,702
                                                --------          --------

 General partner deficit                            (405)             (405)
 Limited partners' capital (deficit)
     18,995 limited partnership units
     issued and outstanding                           55               (38)
                                                --------          --------
     Total partners' capital (deficit)              (350)             (443)
                                                --------          --------
 Total liabilities and partners'
     capital (deficit)                          $ 25,684          $ 25,259
                                                ========          ========

                                        The accompanying notes are an integral
                                           part of these financial statements.



                       PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                        STATEMENTS OF INCOME

          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

               (In Thousands, Except for Unit Data)

                                                    1997          1996
                                                 (Unaudited)  (Unaudited)

REVENUES
  Rental (including revenue from affiliates
   of $140 and $50, respectively)                $ 1,274       $ 1,180
  Other income                                        39            24
  Interest income                                     30             7
                                                 -------       -------
   Total revenues                                  1,343         1,211
                                                 -------       -------
EXPENSES
  Interest                                           658           620
  Operating                                          264           275
  Depreciation and amortization                      155           158
  Administrative                                      12            10
  Payments to general partner and affiliates:
    Management fees                                   67            61
    Operating and administrative                      94            79
                                                 -------       -------
    Total expenses                                 1,250         1,203
                                                 -------       -------

NET INCOME                                       $    93       $     8
                                                 =======       =======
Net income per $1,000
  limited partnership unit                       $     5       $    .4
                                                 =======       =======
Number of limited partnership
  units used in computation                       18,995        18,995
                                                  ======        ======

                                 The accompanying notes are an integral
                                    part of these financial statements.



                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (In Thousands)
                                               1997               1996
                                            (Unaudited)       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 $   93            $     8
  Adjustments to reconcile net income
   to cash provided by operating activities:
   Depreciation and amortization                155                158
   Decrease (increase) in accounts
     receivable and other assets                 10                (46)
   Deferral of mortgage interest                412                373
   (Decrease) increase in payables
    and accrued liabilities                     (57)               117
                                              -----             ------
   Net cash provided by operating activities    613                610
                                              -----             ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions on notes payable         (23)               (23)
  Distribution to partners                        0               (375)
                                              -----             ------
    Net cash used for financing activities      (23)              (398)
                                              -----             ------
  Net increase in cash and cash equivalents     590                212

  Cash and cash equivalents at
    beginning of year                         2,227                603
                                              -----             ------
  Cash and cash equivalents at
    end of period                           $ 2,817             $  815
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

     The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1996 was derived from the Partnership's audited annual report for 1996.

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

3. HARDBOARD SIDING

     The type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States. A wood technology expert was retained to test the performance of the hardboard siding. In November 1996, this expert presented a preliminary verbal report which indicated that the physical characteristics of the hardboard siding at Alderwood and Timberleaf have deteriorated since the construction of the properties.

     In September 1996, a construction consultant retained by the General Partner to investigate the hardboard siding reported that its preliminary findings indicated damage, which on the surface does not currently appear to be major. However, they recommended further investigation in view of the deterioration, since there could be significant problems which are not evident from prior tests that were conducted. The General Partner has retained a consultant to conduct non-destructive and destructive testing as recommended.

     The General Partner has received the results of the "non-destructive" testing. Non-destructive testing looks for potential damage to the outside of the building. The testing showed damage to both properties. The estimated damage for both properties combined ranges from $4 million to $13 million. Potential damage of this magnitude reinforces the need to perform "destructive" testing. Destructive testing looks for damage inside the walls of the building caused by defective materials, design and construction. In addition, the General Partner is continuing to pursue litigation on behalf of the Partnership against the hardboard siding manufacturer.

     The General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the hardboard siding problems. At this time, the General Partner cannot predict when cash distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the properties.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Alderwood and Timberleaf, which are located in Santa Clara, California, are apartment complexes with 234 units and 124 units, respectively. The properties commenced operations at completion of construction in December 1986.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated by operations during the first three months of 1997 was used to pay current operating expenses and debt service.

     Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage to the hardboard siding and determinatiobn of liability are known. See Note 3 to Financial Statements, Hardboard Siding, for a more comprehensive discussion of this matter.

     Each property has a non recourse note payable, secured by a first deed of trust. These notes accrue interest at 10.375%; interest is payable monthly at 6.25% on the principal balance, with the difference between accrual rate and the pay rate added to principal. Both loans mature on December 1, 1997. Given the time it may take to resolve the hardboard siding issue discussed above, the General Partner has begun the process of refinancing the loans. As part of the refinance, the Partnership may be able to take advantage of a currently favorable interest rate environment.

RESULTS OF OPERATIONS

     During the past year, Santa Clara County has continued to experience growth in the creation of new jobs. This growth contributed to a strong rental market and allowed the properties to increase their rental rates. In the first quarter of 1997, the properties marketed available units at rents which averaged $1,203 for one bedroom units and $1,501 for two bedroom units. Average occupied rent per unit for the quarter was $1,213 and average occupancy during the quarter was 97% for Alderwood and 95% for Timerleaf. As of March 31, 1997, Alderwood was 97% occupied and
Timberleaf was 93% occupied.

     In the first quarter of 1996, the properties marketed available units at rents which average $1,103 for one bedroom units and $1,330 for two bedroom units. Average occupied rent per unit for the quarter was $1,078 and average occupancy during the quarter was 97% for Alderwood and 98% for Timberleaf. As of March 31, 1996, Alderwood and Timberleaf were both 97% occupied.

     With the exception of an increase in management fees, which are directly related to the increase in rental activity, operating expenses decreased 2% during the first three months of 1997 when compared to the first three months of 1996.

                         PART II: OTHER INFORMATION

----------------------------------------------------------------------------

Item 1.  Legal Proceedings.

         On March 12, 1997, a limited partner owning twenty-five (25) units (.1316% of the outstanding units), filed a class and derivative action complaint in the Superior Court of San Mateo County against the Partnership, certain officers of the General Partner and certain affiliates of the General Partner. The suit alleges that the defendants used their power over the Partnership and its assets to inhibit and discourage a tender offer for units that was commenced by an unaffiliated third party, utilized Partnership funds and resources to facilitate and subsidize an inferior tender offer by an affiliated party, misled and induced limited partners who wished to sell units to tender them to the affiliated party rather than to a third party offering more money, refused to pursue or consider transactions that would maximize the value of the limited partners' units, including the sale of the Partnership properties or the preparation of a plan of liquidatiion. The suit also alleges that the Partnership has reimbursed affiliated parties for costs of goods and materials used by the Partnership and services rendered by the affiliates of the Partnership for sums in excess of contractual limits and that the Partnership has wasted Partnership assets and funds in subsidizing the expenses of an offer from an affiliated entity.

         The plaintiff is seeking to enjoin the Partnership from reimbursing or indemnifying the affiliated entity for any costs or fees with respect to the tender offer or from any further acts to thwart competing tender offers. The plaintiff asks for compensatory and punitive damages and for reasonable attorneys' fees. Included in the damage demand are all profits made by the affiliated entity resulting from its offer or compensation for the use of the Partnership assets and the alleged excessive charges and fees specified above. Other equitable relief is sought, including an order prohibiting defandants from voting any units obtained, and an order oppointing a receiver to protect the Partnership from any alleged further harm.

         The defendants intend to vigorously defend the suit and believe they have meritorious defenses; however, it is not possible to predict the outcome of this litigation at this early stage, and therefore, whether the consequences will be material to the Partnership.


Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

          Tender Offer

          Commencing in the fourth quarter, competing tender offers were made for limited partner interests ("Units") in the Partnership. One tender offer expired in December and the second in January.
          The Partnership is continuing the process of reviewing the documentation to process the transfers of Units sold by limited partners. Under the terms of the Partnership Agreement, all eligible transfers, as to which all required approvals, opinions and documentation were satisfactorily completed and submitted prior to March 31, 1997, are effective April 1, 1997.


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


                                 PROMETHEUS INCOME PARTNERS,
                                 a California Limited Partnership

                                 By PROMETHEUS DEVELOPMENT CO., INC.,
                                 a California corporation
                                 Its General Partner


Date:   May 15, 1997        By:  /s/ Vicki R. Mullins
                                 __________________________
                                 Vicki R. Mullins
                                 Executive Vice President
                                 Chief Financial Officer


Date:  May 15, 1997         By:  /s/ John J. Murphy
                                 ___________________________
                                 John J. Murphy
                                 Vice President Finance and
                                 Accounting

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information