Form 10-Q
period 1997-09-30
PROMETHEUS INCOME PARTNERS
filed 1997-11-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997        Commission File No. 000-16950

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


Registrant's telephone number, including area code: (650) 596-5300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [   ]

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

           The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.



                      PROMETHEUS INCOME PARTNERS
                   a California Limited Partnership

                           BALANCE SHEETS

                SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                  (In Thousands, Except for Unit Data)

                                            September 30,          December 31,
                                                1997                    1996
                                            (Unaudited)              (Audited)
                                            ------------             ---------
ASSETS
  Real Estate:
    Land, buildings and improvements          $ 29,420                $ 29,420
    Accumulated depreciation                    (6,894)                 (6,491)
                                             ----------              ----------
                                                22,526                  22,929

 Cash and cash equivalents                       3,862                   2,227
 Accounts receivable and other assets               50                      25
 Deferred expenses, net                             14                      78
                                             ---------                --------
Total assets                                  $ 26,452                $ 25,259
                                              ========                ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                $ 26,444                $ 25,248
 Payables and accrued liabilities                  363                     454
                                             ---------               ---------
Total liabilities                               26,807                  25,702
                                             ---------               ---------

 General partner deficit                          (405)                   (405)
 Limited partners' capital (deficit)
     18,995 limited partnership units
     issued and outstanding                         50                     (38)
                                             ---------               ---------
     Total partners' deficit                      (355)	                  (443)
                                             ---------               ---------
 Total liabilities and partners' deficit      $ 26,452                $ 25,259
                                             =========               =========

                       The accompanying notes are an integral
                         part of these financial statements.


                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                       (In Thousands, Except for Unit Data)

                                           1997                         1996
                                        (Unaudited)                  (Unaudited)
                                        -----------                  ----------
REVENUES
  Rental (including revenue from affiliates
   of $39 and $185, respectively)          $ 1,358                      $ 1,260
  Other income                                  40                           39
  Interest income                               45                           18
                                          --------                     --------
   Total revenues                            1,443                        1,317
                                          --------                     --------
EXPENSES
  Interest                                     679                          639
  Operating                                    324                          238
  Depreciation and amortization                155                          158
  Administrative                                19                           16
  Payments to general partner and affiliates:
    Operating and administrative                97                          142
    Management fees                             71                           68
                                           -------                      -------
    Total expenses                           1,345                        1,261
                                           -------                      -------

NET INCOME                                 $    98                      $    56
                                           =======                      =======
Net income per $1,000
  limited partnership unit                 $     5                      $     3
                                           =======                      =======
Number of limited partnership
  units used in computation                 18,995                       18,995
                                           =======                      =======

                    The accompanying notes are an integral
                     part of these financial statements.



                             PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                             STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                       (In Thousands, Except for Unit Data)


                                         1997                           1996
                                      (Unaudited)                    (Unaudited)
                                      -----------                    ----------
REVENUES
  Rental (including revenue from affiliates
   of $128 and $299, respectively)       $  3,964                      $  3,644
  Other income                                117                            96
  Interest income                             114                            34
                                         --------                       -------
   Total revenues                           4,195                         3,774
                                         --------                       -------
EXPENSES
  Interest                                  2,005                         1,888
  Operating                                 1,082                           782
  Depreciation and amortization               467                           475
  Administrative                               42                            38
  Payments to general partner and affiliates:
    Operating and administrative              305                           310
    Management fees                           206                           189
                                         --------                      --------
    Total expenses                          4,107                         3,682
                                         --------                      --------

NET INCOME                               $     88                      $     92
                                         ========                      ========
Net income per $1,000
  limited partnership unit               $      5                      $      5
                                         ========                      ========
Number of limited partnership
  units used in computation                18,995                        18,995
                                         ========                      ========


                         The accompanying notes are an integral
                           part of these financial statements.



                               PROMETHEUS INCOME PARTNERS
                            a California Limited Partnership

                                STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                     (In Thousands)

                                            1997                     1996
                                         (Unaudited)              (Unaudited)
                                         -----------              -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                             $       88                $       92
  Adjustments to reconcile net income
     to cash provided by operating activities:
     Depreciation and amortization              467                       475
     (Increase) decrease in accounts
       receivable and other assets              (25)                       25
     Deferral of mortgage interest            1,219                     1,148
     (Decrease) increase in payables
       and accrued liabilities                  (91)                       36
                                          ---------                  --------
Net cash provided by operating activities     1,658                     1,776
                                          ---------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions on notes payable         (23)                      (69)
  Distribution to partners                        0                      (375)
                                           --------                  --------
   Net cash used for financing activities       (23)                     (444)
                                           --------                  --------
  Net increase in cash and cash equivalents   1,635                     1,332

  Cash and cash equivalents at
    beginning of year                         2,227                       603
                                           --------                  --------
  Cash and cash equivalents at
    end of period                          $  3,862                  $  1,935
                                           ========                   =======

                       The accompanying notes are an integral
                         part of these financial statements


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

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1996 was derived from the Partnership's audited annual report for 1996.

Partnership profits, losses and distributions are allocated among the partners based on the provisions of the Partnership Agreement, which generally provide for allocations to begin when the partners are admitted to the Partnership.

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

In September 1996, a construction consultant retained by the General
Partner to investigate the hardboard siding reported that it's preliminary findings indicated damage, which on the surface does not currently appear to be major. However, they recommended further investigation in view of the deterioration, since there could be significant problems which are not evident. The General Partner has retained a consultant to conduct non-destructive and destructive testing as recommended.

The General Partner has received the results of the "non-destructive" testing. Non-destructive testing looks for potential damage to the outside of the building. The testing showed damage to both properties. The initial estimated damage for both properties could be as high as $13 million. Potential damage of this magnitude reinforces the need to perform "destructive" testing. Destructive testing looks for damage inside the walls of the building caused by defective materials, design and construction. The General Partner is continuing to pursue litigation on behalf of the Partnership against the hardboard siding manufacturer. A special master has now been assigned by the Court to handle this case, and the special master will schedule further testing and investigation.

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

4. 	REAL ESTATE

Statement of Financial Accounting Standards 121 ("FASB 121"),
Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the hardboard siding matter (see Note 3), the General Partner reviewed the cash flows of both properties to ensure an adjustment of the book value was not required in accordance with FASB 121. Further, although the full extent of the damage to the hardboard siding for these two properties is unknown, management believes that the fair market value of each property still remains greater than their respective book values.

Both properties are located in the Silicon Valley area of California. While the rental growth has moderated slightly this year, these rental markets are seeing rental growth (9% growth for the nine month period ending September 30, 1997 versus the same nine months in 1996; versus 15% for the year 1996 over
1995) which has exceeded past historical highs. At the same time, the weighted average occupancy rate is also at a high level (97%). Housing demand for both owner occupied and rental properties is exceedingly tight.

Given the strong rental market combined with the cash flow from operations, the General Partner believes the values of the properties exceed their carrying value, even with the hardboard siding problem.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Alderwood and Timberleaf, which are located in Santa Clara, California, are apartment complexes with 234 units and 124 units, respectively. The properties commenced operations at completion of construction in December 1986.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations during the first nine months of 1997 was used to pay current operating expenses, debt service and build cash reserves.

Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage to the hardboard siding and determination of liability are known. See Note 3 to Financial Statements, Hardboard Siding, for a more comprehensive discussion of this matter.

Each property has a non-recourse note payable, secured by a first deed of trust. These notes accrue interest at 10.375%; interest is payable monthly at 6.25% on the principal balance, with the difference between the accrual rate and the pay rate added to principal. Both loans mature on December 1, 1997. Given the time it may take to resolve the hardboard siding issue discussed above, the General Partner is in the process of refinancing both loans. As part of the refinance, the Partnership may be able to take advantage of a currently favorable interest rate environment.


RESULTS OF OPERATIONS

During the past year, Santa Clara County has continued to experience growth in the creation of new jobs. This growth contributed to a continued strong rental market. In the third quarter of 1997, the properties marketed available units at rents that averaged $1,236 for one bedroom units and $1,525 for two bedroom units. Average occupied rent per unit for the quarter was $1,272 and average occupancy during the quarter was 97% for both Alderwood and Timberleaf. As of September 30, 1997, Alderwood and Timberleaf were both 99% occupied.

In the third quarter of 1996, the properties marketed available units at rents that averaged $1,214 for one bedroom units and $1,495 for two bedroom units. Average occupied rent per unit for the quarter was $1,185 and average occupancy during the quarter was 97% for both Alderwood and Timberleaf. As of September 30, 1996, Alderwood was 97% occupied and Timberleaf was 92%.

Operating expenses increased by 10% during the three months ended
September 30, 1997, when compared to the three months ended September 30, 1996. The below categories of operating expenses have contributed to this net increase in expenses. First, payroll, benefits and taxes increased due to merit pay increases in July and the need for temporary help due to staff changes. Second, insurance and other taxes increased due to premium increases. Third, capital improvement expenditures increased due to carpet, linoleum and kitchen countertop replacements, and re-paving of roads and walkways. Offsetting the increases was a decrease in corporate housing expenses as the corporate housing program was discontinued.

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


                                         PROMETHEUS INCOME PARTNERS,
                                         a California Limited Partnership

                                         By: PROMETHEUS DEVELOPMENT CO., INC.,
                                         a California corporation,
                                         It's General Partner


Date:   November 13, 1997                By:  /s/ Vicki R. Mullins
                                         _______________________
                                         Vicki R. Mullins
                                         Vice President
                                         Chief Financial Officer


Date:   November 13, 1997                By: /s/ John J. Murphy
                                         _______________________
                                         John J. Murphy
                                         Vice President
                                         of Finance and Accounting

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information