Form 10-K
period 1997-12-31
PROMETHEUS INCOME PARTNERS
filed 1998-03-31
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Year Ended December 31, 1997        Commission File
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

Registrant's Telephone Number, Including Area Code:
(650) 596-5300

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

Exhibit index located on page 16



    Table of Contents
    Form 10-K


Part I                                                             Page

    Item 1    Business                                               3
    Item 2    Properties                                             4
    Item 3    Legal Proceedings                                      5
    Item 4    Submission of Matters to Vote of Security Holders      5

Part II

    Item 5    Market for Registrant's Units and Related Security
                Holder Matters                                       6
    Item 6    Selected Financial Data                                8
    Item 7    Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                 9
    Item 8    Financial Statements and Supplementary Data           13
    Item 9    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                 13

Part III

    Item 10    Directors and Executive Officers of the Registrant   14
    Item 11    Executive Compensation                               14
    Item 12    Security Ownership of Certain Beneficial Owners and
                 Management                                         15
    Item 13    Certain Relationships and Related Transactions       15

Part IV

    Item 14    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                        16




    PART I


ITEM 1.    BUSINESS

    Prometheus Income Partners, a California Limited Partnership,
(hereinafter referred to as "Partnership" or "Registrant") was formed on April 15, 1985, under the California Revised Limited Partnership Act. Prometheus Development Co., Inc., a California corporation, is the General Partner of the Partnership.

    The principal business of the Partnership is to invest in, construct, hold, operate, and ultimately sell two residential rental properties in Santa Clara, California, Alderwood Apartments and Timberleaf Apartments. The principal investment objectives of the Partnership are to preserve and protect the Partnership's capital, to obtain capital appreciation from the sale of the properties, and, beginning in 1987, to provide "tax sheltered" distributions of cash from operations due to the cost recovery and other non-cash tax deductions available to the Partnership. See Item 7, Liquidity and Capital Resources and Hardboard Siding discussion concerning deferment of distributions. For a further description of the properties and the business of the Partnership, see
Item 2 below and the section entitled "Business of the Partnership" (pages 24-
26) and "Properties" (pages 27-35) in the Prospectus. For financial information, see Item 8, below.

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

ITEM 2.    PROPERTIES

    The Partnership has constructed two residential income-producing properties, Alderwood and Timberleaf, both in Santa Clara, California. The City of Santa Clara, with a population of approximately 100,000, is the third largest city in Santa Clara County, commonly referred to as Silicon Valley, is approximately 47 miles south of San Francisco, encompasses 1,300 square miles and has a population of approximately 1.7 million people, making it the most populous of the nine counties in the greater San Francisco Bay Area.

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

    Alderwood and Timberleaf are encumbered by first mortgage liens which secure promissory notes payable to Prudential Insurance Company in the amount of $17,251,596 and $9,471,431, respectively. Both notes (collectively, the "Notes") bear interest at the rate of 6.99% per annum for Alderwood and 7.09% per annum for Timberleaf and mature in 2007. The notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.


ITEM 3.    LEGAL PROCEEDINGS

    Fisher Friedman, the project architects, have filed a cross complaint against the Partnership. The cross complaint seeks a determination of the proportionate share of responsibility of the various defendants for the damage to the property arising from the defective hardboard siding, but does not specify any basis for making such an apportionment. The cross complaint further claims that if negligence is found, that Fisher Friedman's be found to be secondary (rather than primary) in nature, thereby obligating the primarily liable defendants to indemnify Fisher Friedman for its liability. Again, the cross complaint fails to state any basis for which the Partnership has primary liability for the defective hardboarding siding.

    Also see Item 7 for a discussion of Hardboard Siding.


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

    B) At December 31, 1997, the 18,995 outstanding Units were held by 1,039 investors.

    C)    Tender Offers To Purchase Units

    During 1996, competing tender offers were made for limited partner interests ("Units") in the Partnership. One tender offer from Prom Investment Partners, LLC ("Prom"), an unrelated third party, expired in December 1996. The second tender offer from PIP Partners-General, LLC ("PIP Partners"), an affiliate of the General Partner, expired in January 1997. An aggregate 2,750.5 units were tendered to the competing bidders -- 1,430 to PIP Partners and 1,320.5 to Prom, or 7.5283% and 6.9518% of the total outstanding units, respectively. Under the terms of the Partnership Agreement, the transfers were effective as of April 1, 1997. All units were purchased for $495 per unit.


    D) Distributions to Limited Partners began with the quarter ending September 30, 1987. Cash distributions were suspended in 1996.
See Item 7, Hardboard Siding for a discussion concerning the deferment of cash distributions. Cash distributions for the year
1995 were made as follows:


                                                           Total
                                   Distribution         Distribution
       Period Covered                  Date            (In Thousands)


    January 1, through
    March 31, 1995                  05/15/95                     $375

    April 1 through
    June 30, 1995                   08/15/95                     $375

    July 1 through
    September 30, 1995              11/15/95                     $375

    October 1 through
    December 31, 1995               02/15/96                     $375


    No distributions were made for 1996 and 1997.

ITEM 6.    SELECTED FINANCIAL DATA

    The following represent selected financial data for the Partnership for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                For the Years Ended December 31,
                           1997      1996      1995      1994      1993
                               (Amounts in thousands except unit data)

Rental revenues        $  5,256  $  4,813  $  4,188  $  3,899  $  3,864

Net income (loss)      $    477  $   (173) $   (192) $   (382) $   (275)

Net income (loss)
 per $1,000 unit       $     25  $     (9) $    (10) $    (20) $    (14)

Cash per $1,000
    unit subsequent to partner
        distributions  $     34  $    117  $     32  $     27  $     39

Number of units used in
    Computation          18,995    18,995    18,995    18,995    19,000


Total assets           $ 27,016  $ 25,259  $ 24,172  $ 24,553  $ 25,385


Notes payable          $ 26,723  $ 25,248  $ 23,791  $ 22,477  $ 21,292

Cash distributions per
  $1,000 unit, representing a
    return of capital  $     --  $     20  $     82  $     88  $     79


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

    Each property has a non-recourse note payable, secured by a first deed of trust. These notes bear fixed interest of 6.99% for Alderwood and 7.09% for Timberleaf.

    The terms of the new notes payable require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $1,902,000 and $1,601,000 for Alderwood and Timberleaf, respectively, as of December 31, 1997. The Alderwood trust deed requires that the security account be increased to $2,200,000 by December 1998. Thereafter, until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

    Should the litigation not be settled by December 2002, and the Partnership has met all its obligations under the notes payable, then the Completion Date, shall be extended 18 months from the earlier of the pending settlement date or the last day for filing an appeal. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.


    Cash and cash equivalents are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $638,000, $2,227,000, and $603,000, at December 31, 1997, 1996 and 1995,
respectively. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the properties.


Hardboard Siding

    The General Partner has learned that the type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States. A wood technology expert was retained to test the performance of the hardboard. This expert presented a report which indicated that the physical characteristics of the hardboard siding at Alderwood and Timberleaf have deteriorated since the construction of the properties

    A construction consultant retained by the General Partner to investigate the hardboard siding reported that its preliminary findings indicated damage, which on the surface does not currently appear to be major. However, they recommended further investigation in view of the deterioration, since there could be significant problems, which are not evident from prior tests that were conducted.

    Several property owners are currently in litigation against the hardboard siding manufacturer. One such case is scheduled to go to trial in March 1998. While each case is different and the extent of the hardboard siding damage at each property is different, the General Partner is closely following the aforementioned case and its potential impact to the Partnership's case. In addition, the courts recently ordered destructive testing, under court supervision to begin at both properties. Lastly, one defendant named in the Partnership's complaint recently filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time.

    In addition to the security accounts mandated by the lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the hardboard siding problems. At this time, the General Partner cannot predict when cash distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the properties.

Impact of the Year 2000

    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.


    The General Partner believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the General Partner undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the General Partner is communicating with the parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Operations

    For the years ended December 31, 1997, 1996 and 1995, the average rents obtained from leased units and the average occupancy were as follows:

                                             Average Rental Rates

                                      1997        1996      1995

    One Bedroom Units             $  1,241    $  1,147    $    982
    Two Bedroom Units             $  1,521    $  1,409    $  1,193

                                             Average Occupancy

                                      1997         1996     1995

    Alderwood                          97%          97%      97%
    Timberleaf                         96%          97%      98%

    Commencing in June 1997, rental income includes income from a significant tenant, ExecuStay, Inc. ("ExecuStay"). ExecuStay owns and operates a corporate housing program. ExecuStay entered into a three year agreement whereby ExecuStay will lease for periods of at least six months, at the then current market rent, a minimum of 5% up to a maximum of 7% of the total units at Alderwood and Timberleaf. As of December 31, 1997, ExecuStay has leased 15 units and 8 units at Alderwood and Timberleaf, respectively.

    Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. In 1997, operating expenses include $87,912 of professional services related to responding to the tender offer.

    Interest expense on notes is at a fixed rate of 6.99% per annum for Alderwood and 7.09% per annum for Timberleaf commencing December 26, 1997. Through December 26, 1997, interest expense on notes payable was accrued at 10.375% with a pay rate of 6.25%, with the deferred interest added to principal and incurring additional interest expense at a rate of 4.125% thereon.


    Depreciation and amortization remained consistent between 1997 and 1996.

    Although inflation impacts the Partnership's expenses, increases in expenses can sometimes be offset by increases in rental rates. However, the ability to affect increases in rental rates may be impacted by market conditions such as the supply of rental housing or local economic conditions. As noted in a preceding paragraph, average rental rates increased from 1995 to 1996, and from 1996 to 1997. Certain expenses, such as property taxes and debt service, may not be impacted by inflation. Property taxes are affected primarily by limits placed by legislation. Debt financing is at a fixed rate.



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

    Sanford N. Diller. Age 69. President, Secretary and sole Director. Mr. Diller supervises the acquisition, disposition and financial structuring of properties. Mr. Diller founded the General Partner, and effectively controls all of its outstanding stock. Mr. Diller received his undergraduate education at the University of California at Berkeley and his Doctor of Jurisprudence from the University of San Francisco. He has been an attorney since 1953. Since the mid 1960's, he has been involved in the development and/or acquisition of more than 70 properties, totaling approximately 13,000 residential units and over 2,000,000 square feet of office space.

    Vicki R. Mullins. Age 38. Executive Vice President and Chief Financial Officer. Ms. Mullins' responsibilities include supervising all financial, accounting and reporting activities, as well as manages the disposition and financial structuring of properties. Ms. Mullins came to Prometheus Development Co. from The Irvine Company where she spent seven years as Vice President of Finance and Accounting, and Director of Internal Controls. Prior to the Irvine Company, she spent six years with Ernst & Young as audit manager. Ms. Mullins is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of Illinois.

    John J. Murphy. Age 35. Vice President of Finance and Accounting.
Mr. Murphy's responsibilities include managing all financial, accounting and reporting activities. Mr. Murphy came to Prometheus Development Co. from KPMG Peat Marwick where he spent seven years as a Senior Manager. He is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of San Francisco.


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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Other than PIP Partners - General, LLC ("PIP Partners") which owns 7.5283% and Prom Investment Partners, LLC, an unrelated third party, which owns 7.3203% of the outstanding Units, no person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Units.

    (b) The General Partner owns no Units. However, the General Partner, pursuant to the Partnership Agreement, has discretionary control over most of the decisions made for the Partnership. The executive officers of the General Partner, as a group, own no Units.

    An affiliate of the General Partner, PIP Partners, acquired 7.5283% of outstanding limited partner interests in the Partnership on April 1, 1997. See Item 5 for further discussion.

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

    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

                                                                     Page
          Report of Independent Public Accountants                     17

          Financial Statements:

          Balance Sheets as of December 31, 1997 and 1996              18

          Statements of Operations for the years ended
            December 31, 1997, 1996 and 1995                           19

          Statements of Partners' Capital (Deficit) for the
            years ended December 31, 1997, 1996 and 1995               20

          Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                           21

          Notes to Financial Statements                                22


       2. FINANCIAL STATEMENT SCHEDULES:

          Schedule III - Real Estate and Accumulated Depreciation      28

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


    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Prometheus Income Partners,
a California Limited Partnership:

We have audited the accompanying balance sheets of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1997 and 1996 and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

San Francisco, California
March 12, l998

                             PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                                    BALANCE SHEETS

                           As of December 31, 1997 and 1996

                         (In Thousands, Except for Unit Data)

                                                 1997            1996

ASSETS

    Real Estate:
      Land, buildings and improvements          $  29,614    $  29,420
      Accumulated depreciation                     (7,041)      (6,491)

                                                   22,573       22,929

    Cash and cash equivalents                         638        2,227
    Restricted cash                                 3,503           --
    Deferred loan fees, net of
      accumulated amortization of $0 and $773         283           78
    Accounts receivable and other assets               19           25

      Total assets                              $  27,016    $  25,259


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

    Notes payable                               $  26,723    $  25,248
    Payables and accrued liabilities                  259          454

       Total liabilities                           26,982       25,702

    Commitments and contingencies (see Note 4)


    General partner deficit                          (401)        (405)
    Limited partners' capital (deficit),
      18,995 limited partnership
      units issued and outstanding                    435          (38)

      Total partners' capital (deficit)                34         (443)

      Total liabilities and partners'
        capital (deficit)                       $  27,016    $  25,259



                The accompanying notes are an integral
                  part of these financial statements.





                       PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                        STATEMENTS OF OPERATIONS

            For the years ended December 31, 1997, 1996 and 1995

                   (In Thousands, Except for Unit Data)



                                                 1997      1996       1995
REVENUES
    Rental (including revenue from affiliates
      of $248, $478 and $0, respectively)     $  5,256  $  4,813  $  4,188
    Interest                                       165        61        23
    Other                                          137       123       100

    Total revenues                               5,558     4,997     4,311


EXPENSES
    Interest                                     2,638     2,536     2,393
    Operating                                    1,104     1,310       892
    Depreciation and amortization                  629       638       634
    Administrative                                  41        43        42
    Payments to general partner and affiliates:
      Management fees                              278       265       219
      Operating and administrative                 391       378       323

    Total expenses                               5,081     5,170     4,503

    NET INCOME (LOSS)                           $  477     $(173) $   (192)


    Net income (loss) per $1,000
      limited partnership unit                  $   25     $  (9) $    (10)


Number of limited partnership
    units used in computation                   18,995    18,995    18,995


                The accompanying notes are an integral
                  part of these financial statements.




                       PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

            For the years ended December 31, 1997, 1996 and 1995

                            (In Thousands)


                                    General       Limited
                                    Partner       Partners    Total

    Balance as of
      December 31, 1994             $ (402)    $  2,249    $  1,847

    Cash distributions ($82 per limited
      partnership unit, representing a
      return of capital)                --       (1,550)    (1,550)

    Net Loss                            (2)        (190)      (192)

    Balance as of
      December 31, 1995               (404)         509        105

    Cash distributions ($20 per limited
      partnership unit, representing a
      return of capital)                --         (375)      (375)

    Net Loss                            (1)        (172)      (173)

    Balance as of
      December 31, 1996               (405)         (38)      (443)

    Net Income                           4          473        477

    Balance as of
      December 31, 1997             $ (401)       $ 435    $    34


                  The accompanying notes are an integral
                    part of these financial statements.



                        PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership
                          STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996 and 1995
                                (In Thousands)

                                         1997        1996        1995

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                 $  477    $  (173)    $  (192)
    Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization      629        638         634
      Decrease (increase) in accounts
        receivable and other assets        6         31         (25)
      Deferral of interest on notes
        Payable                        1,559      1,549       1,406
      (Increase) decrease in payables
        and accrued liabilities         (195)       178          50
      Decrease in due to affiliates       --         --          (3)

    Net cash provided by operating
      Activities                       2,476      2,223       1,870


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to buildings and
      improvements                      (194)      (132)       (139)


CASH FLOWS FROM FINANCING ACTIVITIES
    Principal additions on notes
      Payable                         26,723         --          --
    Principal reductions on notes
      payable                        (26,807)       (92)        (92)
    Increase in deferred loan fees      (284)        --          --
    Distributions to partners             --       (375)     (1,550)
    Increase in restricted cash       (3,503)        --          --

    Net cash used for financing
      activities                      (3,871)      (467)     (1,642)


    Net (decrease) increase in cash   (1,589)     1,624          89

    Cash at beginning of year          2,227        603         514

    Cash and cash equivalents at
      end of year                    $   638    $ 2,227    $    603


                The accompanying notes are an integral
                  part of the financial statements.



                      PROMETHEUS INCOME PARTNERS
                   a California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997 and 1996

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Prometheus Income Partners, a California Limited Partnership (the Partnership), was formed to invest in, construct, hold, operate and ultimately sell two multi-family apartment projects, Alderwood Apartments (Alderwood) and Timberleaf Apartments (Timberleaf), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., (Prometheus) a California corporation.

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

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 40 years. At December 31, 1997, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value. However, no provision has been made to record any impairment that might arise due to defective hardboard siding. (See Note 4 for further discussion.)

    Loan fees of $283,000 have been deferred in conjunction with the new notes payable (See Note 2 for further discussion) and will be amortized, using the straight-line method which approximates the effective interest method, over the terms of the related notes payable. The previous loan fees of $851,000 have been fully amortized using the same method.

    All leases are classified as operating leases. Rental revenues are recognized when contractually due based on the terms of signed lease agreements which range in duration from month-to-month to one year. (See Note 6 regarding significant tenant.)

    Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments" requires disclosure about fair value for all financial instruments. It is management's opinion that the carrying value of its financial instruments approximates fair value at December 31, 1997.

    No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net income or loss for financial reporting purposes differs from the net income or loss for income tax reporting purposes primarily due to differences in useful lives and depreciation methods for buildings and improvements and amortization of construction period interest and taxes.

    Syndication costs incurred in raising partners' capital were charged to partners' capital.

    In accordance with the terms of the Partnership Agreement, income or loss is allocated 1% to the General Partner and 99% to the Limited Partners. Net income or loss per limited partnership unit is computed by dividing the net income or loss allocable to the Limited Partners by the number of units outstanding during the period in which the losses are allocated.

    Cash and cash equivalents consists of amounts held in operating and investment bank accounts with original maturity dates of three months or less.

    Restricted cash is invested in either a treasury or government fund with original maturity dates of three months or less. (See Note 5 for further discussion.)


2.    NOTES PAYABLE

    The Partnership had the following notes payable at December 31, 1997 and 1996:

                                                   1997           1996
                                                      (In Thousands)
Non recourse note payable, secured
by a first deed of trust on
Alderwood; interest is payable
monthly at 6.99% interest rate; the
balance is payable at maturity,
December 2007.                                   $ 17,252    $     --

Non recourse note payable, secured
by a first deed of trust
on Timberleaf; interest is payable
monthly at 7.09% interest rate; the
balance is payable at maturity,
December 2007.                                      9,471          --

Non recourse note payable, secured
by a first deed of trust on
Alderwood, accruing interest at
10.375%; interest is payable monthly
at 6.25% on the original principal
balance, with the difference between
the accrual rate and the pay rate
being added to principal; principal
payments of $4,928 are due monthly;
the balance was payable at maturity,
December 1997.                                         --      16,300

Non recourse note payable, secured
by a first deed of trust on
Timberleaf, accruing interest at
10.375%; interest is payable monthly
at 6.25% on the original principal
balance, with the difference between
the accrual rate and the pay rate
being added to principal; principal
payments of $2,706 are due monthly;
the balance was payable at maturity,
December 1997.                                         --      8,948

                                                $  26,723   $ 25,248

    One of the terms of new notes requires that cash be set aside in a hardboard siding security account, as additional collateral. See Notes 4 and 5 for further discussions.

    Cash paid for interest in each of the years ended 1997, 1996 and 1995 was approximately $905,000, $987,000 and $987,000.

    Principal payments, including deferred interest on the matured notes payable of $25,248,000 were paid in 1997. The partnership refinanced the notes payable in December 1997.

    As of December 31, 1997, maturities on the notes payable (in thousands) are as follows:

    Year ending
    December 31,

    1998                                   $    247
    1999                                        288
    2000                                        309
    2001                                        331
    2002                                        355
    2003 and thereafter                      25,193

                                           $ 26,723


3.    RELATED PARTY TRANSACTIONS

    Prom Management Group, Inc., dba Maxim Property Management ("Maxim"), an affiliate of the General Partner, manages the properties. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements in accordance with the Partnership Agreement.

    The Partnership leased apartment units through May 31, 1997 to Prom X, Inc., dba The Corporate Living Network, ("TCLN") an affiliate of Prometheus, to provide corporate housing services. The Partnership earned and received revenues of $248,000 and $478,000 during the years ended December 31, 1997, and 1996, respectively. (See Note 6 regarding significant tenant.)


4.    COMMITMENTS AND CONTINGENCIES

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

    Hardboard Siding

    The General Partner has learned that the type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States. A wood technology expert was retained to test the performance of the hardboard. This expert presented a report which indicated that the physical characteristics of the hardboard siding at Alderwood and Timberleaf have deteriorated since the construction of the properties.

    A construction consultant retained by the General Partner to investigate the hardboard siding reported that its preliminary findings indicated damage, which on the surface does not currently appear to be major. However, they recommended further investigation in view of the deterioration, since there could be significant problems, which are not evident from prior tests that were conducted.

    The General Partner has filed litigation on behalf of the Partnership as a result of this problem. Several unrelated property owners are currently in litigation against the hardboard siding manufacturer. One such case is scheduled to go to trial in March 1998. While each case is different and the extent of the hardboard siding damage at each property is different, the General Partner is closely following the aforementioned case and its potential impact to the Partnership's case. In addition, the court recently ordered destructive testing, under court supervision to begin at both properties. Lastly, one defendant named in the Partnership's complaint recently filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time.

    In addition to the security accounts mandated by the lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the hardboard siding problems. As it is uncertain at this time what the degree of damage is and who will ultimately be liable for the costs, the General Partner cannot predict when cash distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the properties. Due to the uncertainty of the degree of damage to the hardboard siding and determination of liability for potential costs, no provision for repairs or replacement has been made at this time.

    Statement of Financial Accounting Standards 121 ("FASB 121"), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the hardboard siding matter, the General Partner reviewed the projected cash flows of both properties to ensure an adjustment of the book value was not required in accordance with FASB 121. Further, although the full extent of the damage to the hardboard siding for these two properties is unknown, management believes that the fair market value of each property still remains greater than their respective book values.

5.     RESTRICTED CASH - CASH COLLATERAL

    The terms of the new notes payable (See Note 2 for further discussion) require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $1,902,000 and $1,601,000 for Alderwood and Timberleaf, respectively, at December 31, 1997. The Alderwood trust deed requires that the security account be increased to $2,200,000 by December 1998 by making monthly payments of $25,000 to the security account. Thereafter, until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

    Should the litigation not be settled by December 2002, and the Partnership has met all its obligations under the notes payable, then the Completion Date, shall be extended 18 months from the earlier of the pending settlement date or the last day for filing an appeal. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

    The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

    The security accounts are to be invested in either a treasury or government fund.


6.    SIGNIFICANT TENANT

    Effective June 1, 1997, ExecuStay, Inc. ("ExecuStay"), an unrelated third party entered in to an agreement to operate a corporate housing program at both properties. Under the terms of the three year agreement ExecuStay will lease for periods of at least six months, at the then current market rent, a minimum of 5% up to a maximum of 7% of the total units at Alderwood and Timberleaf. As of December 31, 1997, ExecuStay has leased 6% of the units at both Alderwood and Timberleaf.


7.    IMPACT OF THE YEAR 2000 (Unaudited)

    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

    The General Partner believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. Ultimately, the potential impact of the year 2000 issue, will depend not only on the corrective measures the General Partner undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the General Partner is communicating with the parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.



    SCHEDULE III




                              PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                      REAL ESTATE AND ACCUMULATED DEPRECIATION

                              As of December 31, 1997

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

Alderwood Apts.
Santa Clara,
 California       $ 15,359  $  5,931      $    --      $  12,600   $  441

Timberleaf Apts.
Santa Clara,
 California          8,432     3,145           --          6,793      510

    Total         $ 23,791  $  9,076      $    --      $  19,393   $  951



                  Gross Amount at Which
                     Carried at Close
                      of Period (1)


                           Build-            Accumu-
                          ings and          lated De-   Date of     Date
                          Improve-   Total  preciation  Construc- Acquired
                  Land     ments      (3)      (4)        tion      (2)

Alderwood Apts.
Santa Clara,
 California       $5,931   $13,165   $19,096    $4,502   11/86   12/87 (5)

Timberleaf Apts.
Santa Clara,
 California        3,145     7,373    10,518     2,539   11/86   11/86

 Total            $9,076   $20,538   $29,614    $7,041


NOTES:

(1)    The aggregate cost for federal income tax purposes is $27,582.

(2)    Depreciation is computed on lives ranging from 5 to 40 years.

(3)    Balance, December 31, 1994                             $  29,149
       Additions                                                    139

       Balance, December 31, 1995                                29,288
       Additions                                                    132

       Balance, December 31, 1996                                29,420
       Additions                                                    194

       Balance, December 31, 1997                             $  29,614

(4)    Balance, December 31, 1994                             $   5,389
       Provision charged to expense                                 549

       Balance, December 31, 1995                                 5,938
       Provision charged to expense                                 553

       Balance, December 31, 1996                                 6,491
       Provision charged to expense                                 550

       Balance, December 31, 1997                             $   7,041

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


                                    PROMETHEUS INCOME PARTNERS,
                                    a California Limited Partnership

                                    By PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    Its General Partner





Date:   March 12, 1998       By     /s/Vicki R.Mullins
                                    Executive Vice President and
                                    Chief Financial Officer





Date:   March 12, 1998       By     /s/John J. Murphy
                                    Vice President of Finance and Accounting


    Supplemental Information to be furnished with Report, filed pursuant to
Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

    None