Form 10-Q
period 1998-03-31
PROMETHEUS INCOME PARTNERS
filed 1998-05-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1998
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

Yes [X]    No [ ]





PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K filed by the Partnership for the year ended December 31, 1997. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.




                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                              BALANCE SHEETS

                    MARCH 31, 1998 AND DECEMBER 31, 1997

                    (In Thousands, Except for Unit Data)


                                    March 31,         December 31,
                                      1998                1997
                                  (Unaudited)          (Audited)
                                  -----------          ---------
ASSETS
  Real Estate:
    Land, buildings and improvements $ 29,614           $ 29,614
    Accumulated depreciation           (7,178)            (7,041)
                                     --------           --------
                                       22,436             22,573

 Cash and cash equivalents              1,145                638
 Restricted cash                        3,630              3,503
 Deferred expenses, net                   291                283
 Accounts receivable and
   other assets                             2                 19
                                     --------           --------
Total assets                         $ 27,504           $ 27,016
                                     ========           ========

LIABILITIES AND PARTNERS' CAPITAL

 Notes payable                       $ 26,679           $ 26,723
 Payables and accrued liabilities         301                259
                                     --------           --------
Total liabilities                      26,980             26,982
                                     --------           --------

 General partner deficit                 (396)              (401)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding               920                435
                                     --------           --------
     Total partners' capital              509                 34
                                     --------           --------
 Total liabilities and
     partners' capital               $ 27,504           $ 27,016
                                     ========           ========

                     The accompanying notes are an integral
                       part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (In Thousands, Except for Unit Data)


                                     1998                 1997
                                  (Unaudited)         (Unaudited)
                                  -----------         -----------
REVENUES
  Rental (including revenue from
   Affiliates of $0 and $140,
   respectively)                      $ 1,385            $ 1,274
  Other income                             41                 39
  Interest income                          56                 30
                                      -------            -------
   Total revenues                       1,482              1,343
                                      -------            -------
EXPENSES
  Interest and amortization               393                679
  Operating                               272                264
  Depreciation                            137                134
  Administrative                           14                 12
  Payments to general partner and
    affiliates:  Management fees           72                 67
    Operating and administrative          104                 94
                                      -------            -------
    Total expenses                        992              1,250
                                      -------            -------

NET INCOME                            $   490            $    93
                                      =======            =======
Net income per $1,000
  limited partnership unit            $    26            $     5
                                      =======            =======
Number of limited partnership
  units used in computation            18,995             18,995
                                      =======            =======




                The accompanying notes are an integral
                  part of these financial statements.



                     PROMETHEUS INCOME PARTNERS
                  a California Limited Partnership

                      STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                           (In Thousands)


                                           1998              1997
                                       (Unaudited)       (Unaudited)
                                       -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                               $   490            $   93
  Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Depreciation                            137               134
       Amortization                              7                21
       Decrease in accounts receivable
         and other assets                       17                10
       Deferral of mortgage interest             0               412
       Increase (decrease) in payables
           and accrued liabilities              42               (57)
                                           -------           -------
   Net cash provided by
     operating activities                      693               613
                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                 (127)                0
  Principal reductions on notes payable        (44)              (23)
  Increase in deferred loan fees               (15)                0
                                           -------           -------
    Net cash used for financing activities    (186)              (23)
                                           -------           -------
  Net increase in cash and cash equivalents    507               590

  Cash and cash equivalents at
    beginning of year                          638             2,227
                                           -------           -------
  Cash and cash equivalents at
    end of period                          $ 1,145           $ 2,817
                                           =======           =======


                     The accompanying notes are an integral
                       part of these financial statements.



                        PROMETHEUS INCOME PARTNERS
                     a California Limited Partnership

                      NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP

Prometheus Income Partners, a California Limited Partnership (the "Partnership"), was formed to construct, invest in, operate and ultimately sell two multi-family apartment projects, Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., a California corporation.

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1997 was derived from the Partnership's audited annual report for 1997.

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

3.  HARDBOARD SIDING

The General Partner has learned that the type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States. A wood technology expert was retained to test the performance of the hardboard siding. This expert presented a report, which indicated that the physical characteristics of the hardboard siding have deteriorated since the construction of the properties.

A construction consultant retained by the General Partner to investigate the hardboard siding has recently completed his extensive destructive investigation along with the defendants in the case, and is currently processing the results.

The General Partner has filed litigation on behalf of the Partnership as a result of this problem. Several unrelated property owners are currently in litigation against the hardboard siding manufacturer. One such case is currently in the early phases of trial. While each case is different and the extent of the hardboard siding damage at each property is different, the General Partner is closely following the aforementioned case and its potential impact to the Partnership's case. Lastly, one defendant named in the Partnership's complaint has filed a cross-complaint against the Partnership. The amount of damages being sought is unspecified at this time.


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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations during the first three months of 1998 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

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

The terms of the new notes payable require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,002,000 and $1,622,000 for Alderwood and Timberleaf, respectively, as of March 31, 1998. The Alderwood trust deed requires that the security account be increased to $2,200,000 by December 1998. Thereafter, until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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


RESULTS OF OPERATIONS

During the past year, Santa Clara County has continued to experience growth in the creation of new jobs. The rental market was stable during the first quarter of 1998. Vacancy remained low and rental rates were adjusted upward reflecting the rental rate levels achieved prior to the end of the fourth quarter of 1997. The rental supply and demand has remained stable despite new apartments coming into the market; however, these new apartment sites may have an effect on Management's ability to move rental rates upward. In the first quarter of 1998, the properties marketed available units at rents which averaged $1,258 for one bedroom units and $1,554 for two bedroom units. Average occupied rent per unit for the quarter was $1,324 and average occupancy during the quarter was 98% for Alderwood and 97% for Timberleaf. As of March 31, 1998, Alderwood was Timberleaf were both 97% occupied.

In the first quarter of 1997, the properties marketed available units at rents which average $1,203 for one bedroom units and $1,501 for two bedroom units. Average occupied rent per unit for the quarter was $1,213 and average occupancy during the quarter was 97% for Alderwood and 95% for Timberleaf. As of March 31, 1997, Alderwood was 97% occupied and Timberleaf was 93% occupied.

Operating expenses increased 6% during the first three months of 1998 when compared to the first three months of 1997. The following expenses accounted for most of the increases between years: payroll, due to the use of floating maintenance staff, and utilities increased due to usage variances attributable to the weather. These increases were offset by the decrease in costs associated with the corporate housing program which was discontinued effective the second quarter of 1997.

Overall, net operating income increased 10% during the first three months of 1998 when compared to the first three months of 1997.


IMPACT OF THE YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Also see Note 3 to Financial Statements, Hardboard Siding, for a more comprehensive discussion of this matter.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

None.




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROMETHEUS INCOME PARTNERS,
a California Limited Partnership

By:  PROMETHEUS DEVELOPMENT CO., INC.,
     a California corporation,
     It's General Partner



Date:   May 14, 1998   By:  /s/  Vicki R. Mullins
                            Vicki R. Mullins
                            Executive Vice President and
                            Chief Financial Officer



Date:   May 14, 1998   By:  /s/ John J. Murphy
                            John J. Murphy
                            Vice President of Finance and Accounting

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information