Form 10-Q
period 1998-06-30
PROMETHEUS INCOME PARTNERS
filed 1998-08-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998
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

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.




                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                              BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                     (In Thousands, Except for Unit Data)


                                    June 30,         December 31,
                                      1998                1997
                                  (Unaudited)          (Audited)
                                  -----------          ---------
ASSETS
  Real Estate:
    Land, buildings and improvements $ 29,614           $ 29,614
    Accumulated depreciation           (7,316)            (7,041)
                                     --------           --------
                                       22,298             22,573

 Cash and cash equivalents                894                638
 Restricted cash                        3,752              3,503
 Deferred expenses, net                   283                283
 Accounts receivable and
   other assets                            64                 19
                                     --------           --------
Total assets                         $ 27,291           $ 27,016
                                     ========           ========

LIABILITIES AND PARTNERS' CAPITAL

 Notes payable                       $ 26,613           $ 26,723
 Payables and accrued liabilities         174                259
                                     --------           --------
Total liabilities                      26,787             26,982
                                     --------           --------

 General partner deficit                 (396)              (401)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding               900                435
                                     --------           --------
     Total partners' capital              504                 34
                                     --------           --------
 Total liabilities and
     partners' capital               $ 27,291           $ 27,016
                                     ========           ========

                     The accompanying notes are an integral
                       part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                      (In Thousands, Except for Unit Data)


                                     1998                 1997
                                  (Unaudited)         (Unaudited)
                                  -----------         -----------
REVENUES
  Rental (including revenue from
   Affiliates of $0 and $120,
   respectively)                      $ 1,397            $ 1,332
  Other income                             47                 38
  Interest income                          59                 39
                                      -------            -------
   Total revenues                       1,503              1,409
                                      -------            -------
EXPENSES
  Interest and amortization               476                690
  Operating                               688                494
  Depreciation                            137                134
  Administrative                           14                 12
  Payments to general partner and
    affiliates:
      Management fees                      76                 68
      Operating and administrative        132                114
                                      -------            -------
    Total expenses                      1,523              1,512
                                      -------            -------

NET LOSS                              $   (20)           $  (103)
                                      =======            =======
Net loss per $1,000
  limited partnership unit            $    (1)           $    (5)
                                      =======            =======
Number of limited partnership
  units used in computation            18,995             18,995
                                      =======            =======




                The accompanying notes are an integral
                  part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                              STATEMENTS OF INCOME

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                      (In Thousands, Except for Unit Data)


                                     1998                 1997
                                  (Unaudited)         (Unaudited)
                                  -----------         -----------
REVENUES
  Rental (including revenue from
   Affiliates of $0 and $260,
   respectively)                      $ 2,782            $ 2,607
  Other income                             88                 77
  Interest income                         115                 69
                                      -------            -------
   Total revenues                       2,985              2,753
                                      -------            -------
EXPENSES
  Interest and amortization               869              1,370
  Operating                               959                758
  Depreciation                            275                268
  Administrative                           28                 23
  Payments to general partner and
    affiliates:
      Management fees                     148                135
      Operating and administrative        236                208
                                      -------            -------
    Total expenses                      2,515              2,762
                                      -------            -------

NET INCOME (LOSS)                     $   470            $    (9)
                                      =======            =======
Net income (loss) per $1,000
  limited partnership unit            $    25            $   (.5)
                                      =======            =======
Number of limited partnership
  units used in computation            18,995             18,995
                                      =======            =======




                The accompanying notes are an integral
                  part of these financial statements.



                     PROMETHEUS INCOME PARTNERS
                  a California Limited Partnership

                      STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                           (In Thousands)


                                           1998              1997
                                       (Unaudited)       (Unaudited)
                                       -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                        $   470            $   (9)
  Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Depreciation                            275               268
       Amortization                             15                43
       Decrease in accounts receivable
         and other assets                      (45)              (38)
       Deferral of mortgage interest             0               833
       Decrease in payables
           and accrued liabilities             (85)             (182)
                                           -------           -------
   Net cash provided by
     operating activities                      630               915
                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                 (249)                0
  Principal reductions on notes payable       (110)              (46)
  Increase in deferred loan fees               (15)                0
                                           -------           -------
    Net cash used for financing activities    (374)              (46)
                                           -------           -------
  Net increase in cash and cash equivalents    256               869

  Cash and cash equivalents at
    beginning of year                          638             2,227
                                           -------           -------
  Cash and cash equivalents at
    end of period                          $   894           $ 3,096
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

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1997 was derived from the Partnership's audited annual report for 1997.

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

The wood technologist retained by the General Partner to test the performance of the hardboard siding confirms that the physical characteristics of the hardboard at both properties has deteriorated. A construction consultant retained by the General Partner to investigate the failure of the hardboard siding, along with the defendants in the case, has completed his destructive investigation phase and is currently performing temporary repairs to maintain the integrity of the buildings. To date, there is no conclusion regarding the extent of damage nor, the ultimate cost to repair.

The General Partner has filed litigation on behalf of the Partnership as a result of this problem. Several unrelated property owners are litigating the matter against the hardboard siding manufacturer. One such case has concluded the trial phase. In that case, the owner reached various settlements with the contractor and various subcontractors and vendors before the trial, then prevailed in a jury verdict against the manufacturer which had not settled. The extent of the recovery from the trial has not yet been finally determined, as the court has yet to decide on the allocation of liabilities among settling and non-settling defendants for all the damages that were suffered.
Also, the manufacturer has the right to appeal. It is not possible to predict whether any appeal will be filed, and if filed, the outcome thereof. While each case is different and the extent of the hardboard siding damage at each property is different, the General Partner is closely following the aforementioned case and its potential impact to the Partnership's case. Lastly, one defendant named in the Partnership's complaint has filed a cross-complaint against the Partnership. The amount of damages being sought is unspecified at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations during the first six months of 1998 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

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

The terms of the notes payable require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,103,000 and $1,643,000 for Alderwood and Timberleaf, respectively, as of June 30, 1998. The Alderwood trust deed requires that the security account be increased to $2,200,000 by December 1998. Thereafter, until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

Should the litigation not be settled by December 2002, and the Partnership has met all its obligations under the notes payable, then the Completion Date shall be extended 18 months from the earlier of the pending settlement date or the last day for filing an appeal. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.


RESULTS OF OPERATIONS

During the past year, Santa Clara County has continued to experience growth in the creation of new jobs. This continued job growth has helped offset the impact of the new housing developed. Since the second quarter of 1997, approximately 2,000 new apartments have been developed in the Santa Clara County market and an additional 900 units are due to come on line this summer. The new supply of apartments in the market has stabilized market rent growth. In the second quarter of 1998, the properties marketed available units at rents that averaged $1,260 for one bedroom units and $1,556 for two bedroom units. Average occupied rent per unit for the quarter was $1,348 and average occupancy during the quarter was 97% for both Alderwood and Timberleaf. As of June 30, 1998, Alderwood was 97% occupied and Timberleaf was 98% occupied.

In the second quarter of 1997, the properties marketed available units at rents which averaged $1,247 for one bedroom units and $1,514 for two bedroom units. Average occupied rent per unit for the quarter was $1,231 and average occupancy during the quarter was 96% for Alderwood and 94% for Timberleaf. As of June 30, 1997, Alderwood was 97% occupied and Timberleaf was 92% occupied.

Excluding expenditures relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, operating expenses increased 3%. The following second quarter operating expenses increased between years: payroll, due to an addition of an assistant manager; management fees due to an increase in revenues; repairs and maintenance associated with exercise equipment and fire alarms, purchase of glass and screen supplies, and the first installment on the carport replacement contract. These increases were offset by the decrease in costs associated with the elimination of the corporate housing program which was discontinued in the second quarter 1997. Operating expenses inclusive of hardboard siding related costs increased 32%.

Overall, net operating income decreased 22% during the three months ending June 30, 1998 when compared to 1997.


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


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

Fisher Friedman, the project architects, have filed a cross complaint against the Partnership. The cross complaint seeks a determination of the proportionate share of responsibility of the various defendants for the damage to the property arising from the defective hardboard siding, but does not specify any basis for making such an apportionment. The cross complaint further claims that if negligence is found, that Fisher Friedman's negligence be found to be secondary (rather than primary) in nature, thereby obligating the primarily liable defendants to indemnify Fisher Friedman for its liability. Again, the cross complaint fails to state any basis for which the Partnership has primary liability for the defective hardboarding siding.

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


PROMETHEUS INCOME PARTNERS,
a California Limited Partnership

By:  PROMETHEUS DEVELOPMENT CO., INC.,
     a California corporation,
     It's General Partner



Date:  August 12, 1998  By: /s/  Vicki R. Mullins
                            Vicki R. Mullins
                            Executive Vice President and
                            Chief Financial Officer



Date:  August 12, 1998  By: /s/ John J. Murphy
                            John J. Murphy
                            Vice President of Finance and Accounting

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information