Form 10-K
period 1998-12-31
PROMETHEUS INCOME PARTNERS
filed 1999-04-01
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Year Ended December 31, 1998                     Commission File
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


              DOCUMENTS INCORPORATED BY REFERENCE

Prospectus, dated February 12, 1987, and Supplement No. 1, dated September 18, 1987, incorporated into Registration Statement Form S-11 (Registration #33-9164), thereto filed pursuant to Section 424(b) under the Securities Act of 1933, and Solicitation/Recommendation Statement pursuant to Section 14(d)(4) of the Securities Exchange Act of 1934,
Schedule 14D-9, dated November 4, 1996 and Schedules 14D-91A, Amendments 1, 2 and 3, dated November 15, 1996, December 12, 1996 and December 20, 1996, respectively are incorporated into Parts I, II, III and IV.

Exhibit index located on page 15



                              Table of Contents
                                Form 10-K


Part I                                                              Page

  Item 1  Business                                                     3
  Item 2  Properties                                                   4
  Item 3  Legal Proceedings                                            5
  Item 4  Submission of Matters to Vote of Security Holders            5

Part II

  Item 5  Market for Registrant's Units and Related
          Security Holder Matters                                      6
  Item 6  Selected Financial Data                                      7
  Item 7  Management's Discussion and Analysis of
          Financial Conditions and Results of Operations               8
  Item 8  Financial Statements and Supplementary Data                 12
  Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         12

Part III

  Item 10  Directors and Executive Officers of the Registrant         13
  Item 11  Executive Compensation                                     13
  Item 12  Security Ownership of Certain
           Beneficial Owners and Management                           14
  Item 13  Certain Relationships and Related Transactions             14

Part IV

  Item 14  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                      15




                                PART I


ITEM 1.  BUSINESS

     Prometheus Income Partners, a California Limited Partnership, (hereinafter referred to as "Partnership" or "Registrant") was formed on April 15, 1985, under the California Revised Limited Partnership Act. Prometheus Development Co., Inc., a California corporation, is the General Partner of the Partnership.

     The principal business of the Partnership is to invest in, construct, hold, operate, and ultimately sell two residential rental properties in Santa Clara, California, Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), (collectively, the "Properties"). The principal investment objectives of the Partnership are to preserve and protect the Partnership's capital, to obtain capital appreciation from the sale of the Properties, and, beginning in 1987, to provide "tax sheltered" distributions of cash from operations due to the cost recovery and other non-cash tax deductions available to the Partnership. See Item 7, Liquidity and Capital Resources and Hardboard Siding discussions concerning deferment of distributions. For a further description of the Properties and the business of the Partnership; see Item 2 below, and the section entitled "Business of the Partnership" (pages 24-26) and "Properties" (pages 27-35) in the Prospectus. For financial information, see
Item 8, below.

     Beginning in February 1987 through December 1987, the Partnership offered and sold 19,000 Units of Limited Partnership Interests ("Units") for $19,000,000. The net proceeds of this offering, together with the proceeds of the permanent financing, were used to satisfy construction loans with respect to Alderwood and Timberleaf and to exercise the purchase option for the Alderwood land site.

     The Partnership's investments in real property are affected by, and subject to, the general competitive conditions of the residential real estate rental market in the Santa Clara area. The Partnership's properties are located in an area which contains numerous other competitive residential rental properties.

     The Partnership is engaged solely in the business of real estate investment. The business of the Partnership is not seasonal. The Partnership does not engage in foreign operations or derive revenues from foreign sources. The Partnership has no employees, officers or directors. The officers and employees of the General Partner and its Affiliates perform services for the Partnership.

     The income of the Properties may be affected by factors outside the Partnership's control. For example, changes in the supply of rental properties, population shifts, the availability of mortgage funds or changes in zoning laws could affect apartment rental rates. It is also possible that some form of rent control may be legislated at the state or local level. Expenses of operating the Properties, such as administrative and maintenance costs and real estate taxes, are subject to change due to inflation, supply factors or legislation. These increases in expenses may be offset by increases in rental rates, although such increases may be limited due to market conditions or other factors as discussed above. Certain expenses, such as debt service, are at fixed rates and are not affected by inflation. The General Partner is unable to predict the effect, if any, of such events on the future operations of the Partnership. There is no assurance there will be a ready market for the sale of the Properties or, if sold, such a sale would be made on favorable terms.

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

     The Timberleaf luxury garden apartment complex is located at 2147 Newhall Street in Santa Clara, California. Construction began in November 1985 and was fully completed by December 31, 1986. The complex contains 124 apartment units housed in nine buildings of two or three stories on a five acre site. Covered and uncovered parking for 248 cars is provided. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for a discussion of current operations.

     Alderwood and Timberleaf are encumbered by first mortgage liens, which secure promissory notes payable to Prudential Insurance Company in the amount of $17,091,000 and $9,385,000, respectively. Both notes (collectively, the ("Notes") bear interest at the rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf, and mature in 2007. The Notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.


ITEM 3.  LEGAL PROCEEDINGS

     Fisher Friedman, the project architects, have filed a cross complaint against the Partnership. The cross complaint seeks a determination of the proportionate share of responsibility of the various defendants for the damage to the Properties arising from the defective hardboard siding, but does not specify any basis for making such an apportionment. The cross complaint further claims that if negligence is found, that Fisher Friedman's be found to be secondary (rather than primary) in nature, thereby obligating the primarily liable defendants to indemnify Fisher Friedman for its liability. Again, the cross complaint fails to state any basis for which the Partnership has primary liability for the defective hardboard siding.

     Also see Item 7 for a discussion of Hardboard Siding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the period covered by this report.



                                PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

         A) No public trading market exists or is expected to be established for the Registrant's Units. The Units were issued by the Partnership for $1,000 per Unit. The General Partner established a Limited
Liquidity Plan which commenced in 1989 and provides Limited
Partners with the option, subject to certain conditions, to have their Units repurchased by the Partnership (or a person designated by the Partnership). A further description of the repurchase terms can be found in the section entitled "Business of the Partnership-
Limited Liquidity Plan" (pages 24-25) in the Prospectus.

         B) At December 31, 1998, the 18,995 outstanding Units were held by 1,078 investors.

         C) Tender Offers To Purchase Units

            During 1996, competing tender offers were made for limited partner interests ("Units") in the Partnership. One tender offer from Prom
Investment Partners, LLC ("Prom"), an unrelated third party, expired in December 1996. The second tender offer from PIP Partners
- General, LLC ("PIP Partners"), an affiliate of the General
Partner, expired in January 1997. An aggregate 2,750.5 Units were tendered to the competing bidders -- 1,430 to PIP Partners and 1,320.5 to Prom, or 7.5283% and 6.9518% of the total outstanding
Units, respectively. Under the terms of the Partnership Agreement, the transfers were effective as of April 1, 1997. All Units were purchased for $495 per unit.

            During 1998, an offer from Bond Purchase, LLC, an unrelated third party, to purchase Units occurred which was unsuccessful. The offer was for less than 5% of outstanding Units and nominal legal costs were incurred by the Partnership. On October 16, 1998 Bond
Purchase, LLC cancelled its transfer request and no Units were acquired.

         D) Distributions to Limited Partners began with the quarter ending September 30, 1987. Cash distributions were suspended in 1996. See
Item 7, Liquidity and Capital Resources and Hardboard Siding for a discussion concerning the deferment of distributions.

            No distributions were made for 1996, 1997 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The following represent selected financial data for the Partnership for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.



                             For the Years Ended December 31,

                                   1998      1997      1996       1995     1994
                                     (In Thousands, Except for Unit Data)

Rental revenues                 $ 5,578   $ 5,256    $ 4,813    $4,188  $ 3,899

Net income (loss)               $   896   $   477    $  (173)    $(192)  $ (382)

Net income (loss)
  per $1,000 limited
    partnership unit            $    47   $    25    $    (9)    $ (10)  $  (20)

Cash and cash equivalents per
  $1,000 limited partnership unit,
    subsequent to Limited
      Partner distributions     $    56   $    34    $   117     $   32  $   27

Number of units used in
    computation                 18,995    18,995     18,995      18,995   18,995


Total assets                   $27,830   $27,016    $25,259     $24,172  $24,553


Notes payable                  $26,476   $26,723    $25,248     $23,791  $22,477

Cash distributions per
  $1,000 limited partnership
    unit, representing a
      return of capital       $    --    $    --    $    20     $    82  $    88


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


Liquidity and Capital Resources

     The primary sources of funding for the Partnership's activities through 1987 were capital contributions of its Limited Partners, construction financing and permanent financing. The Partnership obtained $15,800,000 in permanent financing in November 1987. These proceeds, together with the Limited Partners' capital contributions, were applied towards the various construction costs and offering expenses as outlined in the Prospectus. In addition, proceeds from the loan were used to purchase the previously leased Alderwood land site. Once lease-up began in 1986, operating expenses, debt service and Limited Partner distributions were funded from apartment rental receipts and cash reserves.

     Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage to the hardboard siding and determination of liability are known. See Hardboard Siding below, for a more comprehensive discussion of this matter.

     Each property has a non-recourse note payable, secured by a first deed of trust. These Notes bear fixed interest of 6.99% for Alderwood, and 7.09% for Timberleaf.

     The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,307,000 and $1,683,000 for Alderwood and Timberleaf, respectively, as of December 31, 1998. Until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account.
Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

     Should the litigation not be settled by December 2002, and the Partnership has met all its obligations under the Notes, then the Completion Date shall be extended 18 months from the earlier of the pending settlement date or the last day for filing an appeal. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     Cash and cash equivalents not being held by the lender are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $1,183,000, $638,000 and $2,227,000, at December 31, 1998,
1997 and 1996, respectively. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the Properties.


Hardboard Siding

     The General Partner has learned that the type of hardboard siding which was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States.

     Two lawsuits have been filed, one for each property. At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues were uncovered at Timberleaf and were subsequently rebuilt as part of the immediate repair process.

     Both cases have been assigned to a Special Master who is duly appointed and empowered by the court to assist in resolving the cases. The investigation and other subsequent discoveries that will occur are ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation completed under the order of the Special Master has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution.

     It is possible that a settlement can occur anytime under the Special Master. It is not likely however, that this will occur in either of the cases, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set and, if necessary, the matter will be litigated in court. A trial date assignment, if one were ordered would likely occur between 24 to 36 months from now depending on the court's schedule.
Therefore, it is not likely that the matter will be fully concluded within the next two to three years.

     Lastly, one defendant named in the Partnership's complaint filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time. See Item 3 for further discussion of this matter.

     In addition to the security accounts mandated by the Partnership's lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the hardboard siding problems. At this time, the General Partner cannot predict when distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the Properties.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Operations

     For the years ended December 31, 1998, 1997, and 1996, the average rents obtained from leased units, and the average occupancy were as follows:

                                        Average Rental Rates

                                     1998       1997        1996

        One Bedroom Units           $1,222     $1,241     $1,147
        Two Bedroom Units           $1,546     $1,521     $1,409

                                        Average Occupancy

                                     1998       1997        1996

        Alderwood                     97%        97%         97%
        Timberleaf                    96%        96%         97%

     Commencing in June 1997, rental income includes income from a significant tenant, ExecuStay, Inc. (("ExecuStay") (effective March 26, 1999, a subsidiary of Marriott International)). ExecuStay owns and operates a corporate housing program. ExecuStay entered into a three year agreement whereby ExecuStay will lease for periods of at least six months, at the then current market rent, a minimum of 5% up to a maximum of 7% of the total units at Alderwood and Timberleaf. As of December 31, 1998 and 1997, ExecuStay has leased 6 units and 3 units, and 15 units and 8 units at Alderwood and Timberleaf, respectively. The exclusivity provisions of the purchase contract may expire by May 1999 if ExecuStay does not lease a minimum of 5% of the Properties' units for at least 6 continuous months.

     Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels.

     Interest expense on Notes is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf commencing December 26, 1997. (Through December 26, 1997, interest expense on Notes was accrued at 10.375% with a pay rate of 6.25%, with the deferred interest added to principal and incurring additional interest expense at a rate of 4.125% thereon.)

     Depreciation and amortization remained consistent between 1998 and 1997.

     Although inflation impacts the Partnership's expenses, increases in expenses can sometimes be offset by increases in rental rates. However, the ability to affect increases in rental rates may be impacted by market conditions such as the supply of rental housing or local economic conditions. As noted in a preceding paragraph, average rental rates increased from 1996 to 1997, and from 1997 to 1998 essentially remained unchanged. Certain expenses, such as property taxes and debt service, may not be impacted by inflation. Property taxes are affected primarily by limits placed by legislation. Debt financing is at a fixed rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Impact of the Year 2000 Compliance Costs on Operations

     The Partnership's State of Readiness. The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contains source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Partnership currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). The Partnership currently believes there are no non-IT systems (i.e., embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Partnership's operations.

     The Partnership has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary. The Partnership is currently communicating with third parties with which it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. The Partnership has also completed its assessment of the Year 2000 compliance issues presented by its hardware components.

Cost of Addressing the Partnership's Year 2000 Issues. Given the information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, the Partnership does not expect Year 2000 compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. The costs of such assessment and remediation will be reflected as general and administrative expenses.

     Risks of the Partnership's Year 2000 Issues. In light of the Partnership's assessment and remediation efforts to date, and the planned, normal course-of business upgrades, the Partnership currently has no knowledge of any critical business applications that will not be compliant. No assurance can be given, however, that all of the Partnership's systems will be Year 2000 compliant or that compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations or ability to service debt.

     The Partnership's Contingency Plans. The Partnership is currently developing its contingency plan for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. The Partnership expects such contingency plans to be completed by the end of the year.




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

Sanford N. Diller. Age 70. President, Secretary and sole Director. Mr. Diller supervises the acquisition, disposition and financial structuring of properties. Mr. Diller founded the General Partner, and effectively controls all of its outstanding stock. Mr. Diller received his undergraduate education at the University of California at Berkeley and his Doctor of Jurisprudence from the University of San Francisco. He has been an attorney since 1953. Since the mid 1960's, he has been involved in the development and/or acquisition of more than 70 properties, totaling approximately 13,000 residential units and over 2,000,000 square feet of office space.

Vicki R. Mullins. Age 39. Vice President. Ms. Mullins' responsibilities include supervising all property operations, insurance, information systems and finance, as well as manages the disposition and financial structuring of properties. Ms. Mullins came to Prometheus Development Co. from The Irvine Company where she spent seven years as Vice President of Finance and Accounting, and Director of Internal Controls. Prior to the Irvine Company, she spent six years with Ernst & Young as audit manager. Ms. Mullins is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of Illinois.

John J. Murphy. Age 36. Vice President. Mr. Murphy's responsibilities include managing all financial, accounting and reporting activities. Mr. Murphy came to Prometheus Development Co. from KPMG Peat Marwick where he spent seven years and was a Senior Manager. He is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of San Francisco.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not pay or employ directly any officers or directors. Compensation to executives and employees of the General Partner is not based on the operations of the Partnership. The General Partner and its affiliates receive a management fee as compensation for services rendered and reimbursement of certain Partnership expenses. See Item 13, Certain Relationships and Related Transactions.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

        (a)Other than PIP Partners - General, LLC ("PIP Partners"), an affiliate of the General Partner, which owns 8.2443 %, and Prom Investment Partners, LLC, an unrelated third party, which owns 7.0676% of the outstanding Units, no person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Units.

        (b)The General Partner owns no Units. However, the General Partner, pursuant to the Partnership Agreement, has discretionary control over most of the decisions made for the Partnership. The executive officers of the General Partner, as a group, own no Units.

           PIP Partners, acquired 7.5283% of outstanding Limited Partner Units in the Partnership during 1997. (See Item 5 for further discussion.) During 1998, PIP Partners acquired .716% of outstanding, Limited Partner Units, and as of December 31, 1998, owns 8.2443% of the outstanding Units.

        (c)Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership pays or has paid fees to the General Partner and its Affiliates. See Footnote 3 - Related Party Transactions of the financial statements found in Item 14 and the Prospectus (pages 14-16 and 46-48) filed pursuant to Rule 424(b) under the Securities Act of 1934, which is incorporated by reference herein.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

(a)  1.  FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT
           PUBLIC ACCOUNTANTS

                                                                  Page

       Report of Independent Public Accountants                     16

       Financial Statements:

       Balance Sheets as of December 31, 1998 and 1997              17

       Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                           18

       Statements of Partners' Capital (Deficit) for the
         years ended December 31, 1998, 1997 and 1996               19

       Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                           20

       Notes to Financial Statements                                21


     2.  FINANCIAL STATEMENT SCHEDULES:

       Schedule III - Real Estate and Accumulated Depreciation      27

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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Prometheus Income Partners,
a California Limited Partnership:

We have audited the accompanying balance sheets of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1998 and 1997 and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

San Francisco, California
March 19, l999

                              PROMETHEUS INCOME PARTNERS
                            a California Limited Partnership

                                    BALANCE SHEETS

                            As of December 31, 1998 and 1997

                           (In Thousands, Except for Unit Data)


                                                       1998             1997

ASSETS

     Real Estate:
       Land, buildings and improvements              $29,938         $29,614
       Accumulated depreciation                       (7,610)         (7,041)
                                                      22,328          22,573

     Cash and cash equivalents                         1,183             638
     Restricted cash                                   3,990           3,503
     Deferred financing costs, net of
       accumulated amortization of $30 and $0            268             283
     Accounts receivable and other assets                 61              19

       Total assets                                  $27,830         $27,016

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Notes payable                                   $26,476         $26,723
     Payables and accrued liabilities                    424             259

       Total liabilities                              26,900          26,982

     Commitments and contingencies (see Note 4)


     General partner deficit                            (392)           (401)
     Limited partners' capital,
       18,995 limited partnership
       units issued and outstanding                    1,322             435

       Total partners' capital (deficit)                 930              34

       Total liabilities and partners'
         capital (deficit)                           $27,830         $27,016


                                The accompanying notes are an integral
                                  part of these financial statements.


                               PROMETHEUS INCOME PARTNERS
                             a California Limited Partnership

                                STATEMENTS OF OPERATIONS

                    For the years ended December 31, 1998, 1997 and 1996

                           (In Thousands, Except for Unit Data)




                                                   1998      1997      1996
REVENUES
     Rental (including revenue from affiliates
       of $0, $248 and $478, respectively)        $5,578    $5,256    $4,813
     Interest                                        235       165        61
     Other                                           178       137       123

       Total revenues                              5,991     5,558     4,997


EXPENSES
     Interest and amortization                     1,898     2,716     2,621
     Operating                                     1,807     1,104     1,310
     Depreciation                                    569       551       553
     Administrative                                   43        41        43
     Payments to general partner and affiliates:
       Management fees                               303       278       265
       Operating and administrative                  475       391       378

       Total expenses                              5,095     5,081     5,170

NET INCOME (LOSS)                                 $  896    $  477    $ (173)


Net income (loss) per $1,000
     limited partnership
     unit                                         $   47    $   25     $  (9)

Number of limited partnership
   units used in computation                      18,995    18,995     18,995

                             The accompanying notes are an integral
                               part of these financial statements.


                               PROMETHEUS INCOME PARTNERS
                            a California Limited Partnership

                           STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                            As of December 31, 1998, 1997 and 1996

                                    (In Thousands)


                                                 General    Limited
                                                 Partner    Partners    Total

Balance as of
  December 31, 1995                              $  (404)   $  509     $  105

  Cash distributions ($20 per limited
    partnership unit, representing a
      return of capital)                              --      (375)      (375)

  Net Loss                                            (1)     (172)      (173)

Balance as of
  December 31, 1996                                 (405)      (38)      (443)

  Net Income                                           4       473        477

Balance as of
  December 31, 1997                                 (401)      435         34

  Net Income                                           9       887        896

Balance as of
  December 31, 1998                               $ (392)   $1,322       $930

                         The accompanying notes are an integral
                           part of these financial statements.


                                PROMETHEUS INCOME PARTNERS
                             a California Limited Partnership

                                STATEMENTS OF CASH FLOWS

                   For the years ended December 31, 1998, 1997 and 1996
                                     (In Thousands)


                                                   1998       1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $  896     $  477     $  (173)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                 569        551         553
       Amortization                                  30         78          85
       (Increase) decrease in accounts
          receivable and other assets               (42)         6          31
       Deferral of interest on notes payable         --      1,559       1,549
       Increase (decrease) in payables
          and accrued liabilities                   165       (195)        178

Net cash provided by operating activities         1,618      2,476       2,223


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to buildings and improvements          (324)       (194)       (132)


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal additions on notes payable            --       26,723         --
  Principal reductions on notes payable         (247)     (26,807)       (92)
  Additions to deferred financing costs          (15)        (284)        --
  Distributions to limited partners               --           --       (375) --
  Increase in restricted cash                   (487)      (3,503)        --

       Net cash used for financing activities   (749)      (3,871)      (467)


Net increase (decrease) in cash                     545       (1,589)     1,624

Cash and cash equivalents at beginning of year      638        2,227        603

Cash and cash equivalents at end of year         $1,183       $  638     $2,227

Supplemental disclosure of non cash transaction
   Deletion of fully amortized financing costs   $  773       $    0     $    0

                        The accompanying notes are an integral
                           part of these financial statements


                              PROMETHEUS INCOME PARTNERS
                           a California Limited Partnership

                            NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Prometheus Income Partners, a California Limited Partnership (the "Partnership"), was formed to invest in, construct, hold, operate and ultimately sell two multi-family apartment projects, Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), located in Santa Clara, California (collectively, the "Properties"). The General Partner is Prometheus Development Co., Inc., ("Prometheus") a California corporation. The Partnership operates in one segment, residential real estate.

     In accordance with the terms of the Partnership Agreement, income or loss is allocated 1% to the General Partner and 99% to the Limited Partners. Net income or loss per limited partner unit is computed by dividing the net income or loss allocable to the Limited Partners by the number of units outstanding during the period in which the losses are allocated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 40 years. At December 31, 1998, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value. However, no provision has been made to record any impairment that might arise due to defective hardboard siding. (See Note 4 for further discussion.)

     Loan fees, incurred in conjunction with the notes payable have been deferred and will be amortized, using the straight-line method which approximates the effective interest method, over the terms of the related notes payable.

     All leases are classified as operating leases. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year. (See Note 6 regarding significant tenant.)

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


                    NOTES TO FINANCIAL STATEMENTS     (Continued)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (Continued)

     Syndication costs incurred in raising Limited Partners' capital were charged to Limited Partners' capital.

     Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments" requires disclosure about fair value for all financial instruments. It is management's opinion that the carrying value of its financial instruments approximates fair value at December 31, 1998.

     Cash and cash equivalents consists of amounts held in market rate, checking and investment accounts with maturities of three months or less.

     Restricted cash is invested in either a treasury or government fund with original maturities of three months or less. (See Note 5 for further discussion.)

    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income (loss) or partner's capital (deficit).


2.   NOTES PAYABLE

      The Partnership had the following ("Notes") payable at December 31, 1998 and 1997:

                                                    1998               1997
                                                         (In Thousands)
Non recourse note payable,
secured by a first deed of trust
on Alderwood; interest is payable
monthly at 6.99% interest rate;
the balance is payable at
maturity, December 2007.                          $17,091            $17,252

Non recourse note payable,
secured by a first deed of trust
on Timberleaf; interest is
payable monthly at 7.09% interest
rate; the balance is payable at
maturity, December 2007.                            9,385              9,471

                                                  $26,476            $26,723

     During 1997, the Partnership paid off existing notes payable with a balance of $25,248,000, including deferred interest.

     One of the terms of notes requires that cash be set aside in a hardboard siding security account, as additional collateral. See Notes 4 and 5 for further discussions.




                       NOTES TO FINANCIAL STATEMENTS     (Continued)


2.  NOTES PAYABLE (Continued)

     Cash paid for interest in each of the years ended 1998, 1997 and 1996 was approximately $1,787,000, $905,000 and $987,000, respectively.

     As of December 31, 1998, maturities on the Notes (In Thousands) are as follows:

           1999                                $   288
           2000                                    309
           2001                                    331
           2002                                    355
           2003                                    381
           2004 and thereafter                  24,812

                                               $26,476

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

     The Partnership leased apartment units through May 31, 1997 to Prom X, Inc., dba The Corporate Living Network, an affiliate of Prometheus, to provide corporate housing services. The Partnership earned and received revenues of $0, $248,000 and $478,000 from such affiliate during the years ended December 31, 1998, 1997 and 1996, respectively.


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



                     NOTES TO FINANCIAL STATEMENTS     (Continued)


4.   COMMITMENTS AND CONTINGENCIES (Continued)

     Hardboard Siding (Continued)

     Two lawsuits have been filed by the Partnership, one for each property. At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues were uncovered at Timberleaf and were subsequently rebuilt as part of the immediate repair process.

     Both cases have been assigned to a Special Master who is duly appointed and empowered by the court to assist in resolving the cases. The investigation and other subsequent discoveries that will occur are ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation completed under the order of the Special Master has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution.

     It is possible that a settlement can occur anytime under the Special Master. It is not likely however, that this will occur in either of the cases, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set and, if necessary, the matter will be litigated in court. A trial date assignment, if one were ordered would likely occur between 24 to 36 months from now depending on the court's schedule. Therefore, it is not likely that the matter will be fully concluded within the next two to three years.

     Lastly, one defendant named in the Partnership's complaint filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time.

     In addition to the security accounts mandated by the Partnership's lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the hardboard siding problems. At this time, the General Partner cannot predict when distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the hardboard siding, determination of liability for potential costs and expenses of dealing with the hardboard siding problem, and continued stabilized operations at the Properties.

     Statement of Financial Accounting Standards 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the hardboard siding matter, the General Partner reviewed the projected cash flows of both Properties to ensure an adjustment of the book value was not required in accordance with SFAS 121. Further, although the full extent of the damage to the hardboard siding for the Properties is unknown, management believes that the fair market value of each Property still remains greater than their respective book values.





                   NOTES TO FINANCIAL STATEMENTS     (Continued)


5.   RESTRICTED CASH - CASH COLLATERAL

     The terms of the Notes (See Note 2 for further discussion) require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,307,000 and $1,683,000 for Alderwood and Timberleaf, respectively, at December 31, 1998. Until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

     Should the litigation not be settled by December 2002, and the Partnership has met all its obligations under the Notes, then the Completion Date shall be extended 18 months from the earlier of the pending settlement date or the last day for filing an appeal. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

     The security accounts are to be invested in either a treasury or government fund.


6.   SIGNIFICANT TENANT

     Commencing June 1, 1997, ExecuStay, Inc. (("ExecuStay")
(effective March 26, 1999, a subsidiary of Marriott International)) an unrelated third party entered into an agreement to operate a corporate housing program at both Properties. Under the terms of the three year agreement ExecuStay will lease for periods of at least six months, at the then current market rent, a minimum of 5% up to a maximum of 7% of the total units at Alderwood and Timberleaf. As of December 31, 1998, ExecuStay has leased 3% and 2% of the units at both Alderwood and Timberleaf, respectively. The exclusivity provisions of the purchase contract may expire by May 1999 if ExecuStay does not lease a minimum of 5% of the Properties' units for at least 6 continuous months.



                                                            SCHEDULE III




                                PROMETHEUS INCOME PARTNERS
                              a California Limited Partnership

                          REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 As of December 31, 1998

                                      (In Thousands)



                                    Cost Capitalized    Gross Amount at Which
              Initial Cost to          Subsequent             Carried
              the Partnership        To Acquisition     at Close of Period (1)


                               Build-                          Build-
                               ings and            Carry-      ings and
               Encum-          improve-  Improve-  ing         improv-     Total
Description    brances   Land  ments     ments     costs Land  ments       (3)

Alderwood Apts.
Santa Clara,
California    $15, 359  $5,931  $--    $12,950   $441  $5,931 $13,391  $19,322

Timberleaf Apts.
Santa Clara,
California       8,432   3,145   --      6,961    510   3,145   7,471   10,616

Total          $23,791  $9,076  $--    $19,911   $951  $9,076 $20,862  $29,938


                        Accumu-
                        Lated De-        Date of    Date
                        Preciation       Construc-  Acquired
                         (4)             ion         (2)
Alderwood Apts.
Santa Clara,
California              $4,869           11/86      12/87 (5)

Timberleaf Apts.
Santa Clara,
California               2,741           11/86      11/86

Total                   $7,610

                                                                    SCHEDULE III
                                 PROMETHEUS INCOME PARTNERS
                              a California Limited Partnership

                     REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

                                    December 31, 1998

                                      (In Thousands)


NOTES:

(1)  The aggregate cost for federal income tax purposes is $27,906.

(2)  Depreciation is computed on lives ranging from 5 to 40 years.

(3)  Balance, December 31, 1995                                   $29,288
     Additions                                                        132

     Balance, December 31, 1996                                    29,420
     Additions                                                        194

     Balance, December 31, 1997                                    29,614
     Additions                                                        324

     Balance December 31, 1998                                    $29,938

(4)  Balance, December 31, 1995                                   $ 5,938
     Provision charged to expense                                     553

     Balance, December 31, 1996                                     6,491
     Provision charged to expense                                     550

     Balance, December 31,1997                                      7,041
     Provision charged to expense                                     569

     Balance, December 31, 1998                                   $ 7,610

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

                                    PROMETHEUS INCOME PARTNERS,
                                    a California Limited Partnership

                                    By PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    Its General Partner





Date:   March 19, 1999              By/s/Vicki R. Mullins
                                    Vice President





Date:  March 19, 1999               By/s/John J. Murphy
                                    Vice President


     Supplemental Information to be furnished with Report, filed pursuant to Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

     None