Form 10-Q
period 1999-03-31
PROMETHEUS INCOME PARTNERS
filed 1999-05-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999
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

Yes [X]    No [ ]





PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K filed by the Partnership for the year ended December 31, 1998. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.




                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                              BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                      (In Thousands, Except for Unit Data)


                                    March 31,         December 31,
                                      1999                1998
                                  (Unaudited)          (Audited)
                                  -----------          ---------
ASSETS
  Real Estate:
    Land, buildings and improvements $ 29,938           $ 29,938
    Accumulated depreciation           (7,750)            (7,610)
                                     --------           --------
                                       22,188             22,238

 Cash and cash equivalents              1,069              1,183
 Restricted cash                        4,417              3,990
 Deferred expenses, net                   261                268
 Accounts receivable and
   other assets                            72                 61
                                     --------           --------
Total assets                         $ 28,007           $ 27,830
                                     ========           ========

LIABILITIES AND PARTNERS' CAPITAL

 Notes payable                       $ 26,406           $ 26,476
 Payables and accrued liabilities         182                424
                                     --------           --------
Total liabilities                      26,588             26,900
                                     --------           --------

 General partner deficit                 (387)              (392)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding             1,806              1,322
                                     --------           --------
     Total partners' capital            1,419              1,322
                                     --------           --------
 Total liabilities and
     partners' capital               $ 28,007           $ 27,830
                                     ========           ========

                     The accompanying notes are an integral
                       part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                      (In Thousands, Except for Unit Data)


                                     1999                1998
                                  (Unaudited)         (Unaudited)
                                  -----------         -----------
REVENUES
  Rental                              $ 1,400            $ 1,385
  Other income                             43                 41
  Interest income                          58                 56
                                      -------            -------
   Total revenues                       1,501              1,482
                                      -------            -------
EXPENSES
  Interest and amortization               391                393
  Operating                               300                272
  Depreciation                            140                137
  Administrative                           14                 14
  Payments to general partner and
    affiliates:
    Management fees                        73                 72
    Operating and administrative           94                104
                                      -------            -------
    Total expenses                      1,012                992
                                      -------            -------

NET INCOME                            $   489            $   490
                                      =======            =======
Net income per $1,000
  limited partnership unit            $    26            $    26
                                      =======            =======
Number of limited partnership
  units used in computation            18,995             18,995
                                      =======            =======




                The accompanying notes are an integral
                  part of these financial statements.



                     PROMETHEUS INCOME PARTNERS
                  a California Limited Partnership

                      STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                           (In Thousands)


                                           1999              1998
                                       (Unaudited)       (Unaudited)
                                       -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                               $   489            $  490
  Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Depreciation                            140               137
       Amortization                              7                 7
       (Increase) decrease in accounts
         receivable and other assets          ( 11)               17
        Increase (decrease) in payables
           and accrued liabilities            (242)               42
                                           -------           -------
   Net cash provided by
     operating activities                      383               693
                                           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                 (427)             (127)
  Principal reductions on notes payable       ( 70)             ( 44)
  Increase in deferred loan fees              (  0)             ( 15)
                                           -------           -------
    Net cash used for financing activities    (497)             (186)
                                           -------           -------
  Net (decrease) increase in cash and         (114)              507
    cash equivalents
  Cash and cash equivalents at
    beginning of year                        1,183               638
                                           -------           -------
  Cash and cash equivalents at
    end of period                          $ 1,069           $ 1,145
                                           =======           =======


                     The accompanying notes are an integral
                       part of these financial statements.



                        PROMETHEUS INCOME PARTNERS
                     a California Limited Partnership

                      NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP

Prometheus Income Partners, a California Limited Partnership (the
"Partnership"), was formed to construct, invest in, operate and ultimately sell two multi-family apartment projects ("Properties"), Alderwood Apartments ("Alderwood") and Timberleaf Apartments
("Timberleaf"), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., a California corporation.

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1998 was derived from the Partnership's audited annual report for 1998.

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

3.  HARDBOARD SIDING

The General Partner has learned that the type of hardboard siding that was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States.

Two lawsuits have been filed, one for each Property. At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues were uncovered at Timberleaf and were rebuilt as part of the

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  HARDBOARD SIDING, Continued

immediate repair process. The General Partner has subsequently determined that additional immediate repairs are necessary, and is in the process of beginning that work.

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

It is possible that a settlement can occur anytime under the Special Master. It is not likely however that this will occur in either of the cases, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set and, if necessary, the matter will be litigated in court. A trial date assignment, if one were ordered would likely occur between 24 to 36 months from now depending on the court's schedule. Therefore, it is not likely that the matter will be fully concluded within the next two to three years.

Lastly, one defendant named in the Partnership's complaint filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time. See Part II, Item 1 for further discussion of this matter.

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

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4.  REAL ESTATE

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

Liquidity and Capital Resources

Cash generated by operations during the first three months of 1999 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

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

The terms of the notes require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,554,000 and $1,863,000 for Alderwood and Timberleaf, respectively, as of March 31, 1999. Until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

Should the litigation not be settled by December 2002, and the Partnership has met all its obligations under the notes, then the Completion Date, shall be extended 18 months from the earlier of the pending settlement date or the last day for filing an appeal. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.


Results of Operations

During the past year, Santa Clara County has experienced a relatively flat growth in the creation of new jobs (.4%). The rental market was also stable during the first quarter of 1999. The rental supply and demand, despite new apartments coming into the market, also remained stable. However, these new apartment projects may have an effect on Management's ability to move rental rates upward as competitive market conditions have required offering concessions to maintain occupancy at all projects. In the first quarter of 1999, the Properties marketed available units at rents that averaged $1,220 for one bedroom units and $1,486 for two bedroom units. Average occupied rent per unit for the quarter was $1,362 and average occupancy during the quarter was 96% for Alderwood and 97% for Timberleaf. As of March 31, 1999, Alderwood was 95% occupied and Timberleaf was 97% occupied.

In the first quarter of 1998, the Properties marketed available units at rents that average $1,258 for one bedroom units and $1,554 for two bedroom units. Average occupied rent per unit for the quarter was $1,324 and average occupancy during the quarter was 98% for Alderwood and 97% for Timberleaf. As of March 31, 1998, Alderwood and Timberleaf were both 97% occupied.

Excluding expenditures relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, operating expenses increased 7%. The following first quarter operating expenses increased between years: repairs and maintenance associated with HVAC and lighting supplies/fixtures; marketing due to increased advertising and resident activities; miscellaneous partnership due to increase in legal expenses; and major repairs and maintenance expenditures. These increases were offset by the decrease in costs associated with utilities, insurance and other taxes, and corporate housing expenditures. Corporate housing was discontinued in the second quarter of 1997. Operating expenses, inclusive of hardboard siding related costs, increased 4%.

Overall, net operating income remained comparable during the first three months of 1999 when compared to the first three months of 1998.

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

None




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROMETHEUS INCOME PARTNERS,
a California Limited Partnership

By:  PROMETHEUS DEVELOPMENT CO., INC.,
a California corporation,
It's General Partner



Date:   May 12, 1999       By:/s/Vicki R. Mullins
                           Vice President




Date:   May 12, 1999       By:/s/John.J. Murphy
                           Vice President

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information