Form 10-Q
period 1999-06-30
PROMETHEUS INCOME PARTNERS
filed 1999-08-16
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1999
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

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31,1999.


                          PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                              BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                     (In Thousands, Except for Unit Data)


                                    June 30,         December 31,
                                      1999                1998
                                  (Unaudited)          (Audited)
                                  -----------          ---------
ASSETS
  Real Estate:
    Land, buildings and improvements $ 29,938           $ 29,938
    Accumulated depreciation           (7,890)            (7,610)
                                     --------           --------
                                       22,048             22,328

 Cash and cash equivalents              1,376              1,183
 Restricted cash                        4,468              3,990
 Deferred expenses, net accumulated       253                268
    amortization of $45 and $30
 Accounts receivable and
   other assets                            18                 61
                                     --------           --------
Total assets                         $ 28,163           $ 27,830
                                     ========           ========

LIABILITIES AND PARTNERS' CAPITAL

 Notes payable                       $ 26,335           $ 26,476
 Payables and accrued liabilities         187                424
                                     --------           --------
Total liabilities                      26,522             26,900
                                     --------           --------

 General partner deficit                 (384)              (392)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding             2,025              1,322
                                     --------           --------
     Total partners' capital            1,641                930
                                     --------           --------
 Total liabilities and
     partners' capital               $ 28,163           $ 27,830
                                     ========           ========

                     The accompanying notes are an integral
                       part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                            STATEMENTS OF INCOME (LOSS)

               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                      (In Thousands, Except for Unit Data)


                                     1999                 1998
                                  (Unaudited)         (Unaudited)
                                  -----------         -----------
REVENUES
  Rental                              $ 1,397            $ 1,397
  Other income                             50                 47
  Interest income                          64                 59
                                      -------            -------
   Total revenues                       1,511              1,503
                                      -------            -------
EXPENSES
  Interest and amortization               470                476
  Operating                               463                688
  Depreciation                            140                137
  Administrative                           17                 14
  Payments to general partner and
    affiliates:
    Management fees                        74                 76
    Operating and administrative          125                132
                                      -------            -------
    Total expenses                      1,289              1,523
                                      -------            -------

NET INCOME (LOSS)                     $   222            $   (20)
                                      =======            =======
Net income(loss) per $1,000
  limited partnership unit            $    12            $    (1)
                                      =======            =======
Number of limited partnership
  units used in computation            18,995             18,995
                                      =======            =======




                The accompanying notes are an integral
                  part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                              STATEMENTS OF INCOME

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                      (In Thousands, Except for Unit Data)


                                     1999                 1998
                                  (Unaudited)         (Unaudited)
                                  -----------         -----------
REVENUES
  Rental                              $ 2,797            $ 2,782
  Other income                             90                 88
  Interest income                         122                115
                                      -------            -------
   Total revenues                       3,009              2,985
                                      -------            -------
EXPENSES
  Interest and amortization               861                869
  Operating                               756                959
  Depreciation                            280                275
  Administrative                           27                 28
  Payments to general partner and
    affiliates:
    Management fees                       147                148
    Operating and administrative          227                236
                                      -------            -------
    Total expenses                      2,298              2,515
                                      -------            -------

NET INCOME                            $   711            $   470
                                      =======            =======
Net income per $1,000
  limited partnership unit            $    37            $    25
                                      =======            =======
Number of limited partnership
  units used in computation            18,995             18,995
                                      =======            =======




                The accompanying notes are an integral
                  part of these financial statements.



                     PROMETHEUS INCOME PARTNERS
                  a California Limited Partnership

                      STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                           (In Thousands)


                                           1999              1998
                                       (Unaudited)       (Unaudited)
                                       -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                               $   711            $  470
  Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Depreciation                            280               275
       Amortization                             15                15
       Decrease(increase)in accounts
         receivable and other assets            43               (45)
       Decrease in payables
         and accrued liabilities              (237)              (85)
                                           -------           -------
   Net cash provided by
     operating activities                      812               630
                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                 (478)             (249)
  Principal reductions on notes payable       (141)             (110)
  Increase in deferred loan fees                 0               (15)
                                           -------           -------
    Net cash used for financing activities    (619)             (374)
                                           -------           -------

  Net increase in cash and cash equivalents    193               256

  Cash and cash equivalents at
    beginning of year                        1,183               638
                                           -------           -------
  Cash and cash equivalents at
    end of period                          $ 1,376           $   894
                                           =======           =======


                     The accompanying notes are an integral
                       part of these financial statements.


                     PROMETHEUS INCOME PARTNERS
                  a California Limited Partnership

                   NOTES TO FINANCIAL STATEMENTS


1.THE PARTNERSHIP

Prometheus Income Partners, a California Limited Partnership (the
"Partnership"), was formed to construct, invest in, operate and ultimately sell two multi-family apartment projects (the "Properties"), Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., a California corporation.

The financial information does not include any adjustments for the capitali-zation of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1998 was derived from the Partnership's audited annual report for 1998.

Partnership profits, losses and distributions are allocated among the partners based on the provisions of the Partnership Agreement which generally provide for allocations to begin when the partners are admitted to the Partnership.

2.INCOME TAXES

No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net income or loss for financial reporting purposes differs from the net income or loss for income tax reporting purposes primarily due to differences in useful lives and depreciation methods for building and improvements and amortization of construction period interest and taxes.

3.HARDBOARD SIDING

The General Partner has learned that the type of hardboard siding that was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States, and lawsuits have been filed.

At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Certain structural issues were uncovered at Timberleaf and were rebuilt as part of the immediate repair process, and these repairs are still in progress. The General Partner has subsequently determined that additional immediate repairs are necessary and expects this work to be concluded in the coming quarter.

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

It is possible that a settlement can occur anytime under the Special Master. It is not likely however that this will occur in either of the cases, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set and if necessary the matter will be litigated in court.

A trial date assignment, if one were ordered, would likely occur between 24 to 36 months from now depending on the court's schedule. Therefore, it is not likely that the matter will be fully concluded within the next two to three years. The information relating to trial has not changed since the March 31, 1999 Form 10-Q filing.

Lastly, one defendant named in the Partnership's complaint has filed a cross-complaint against the Partnership. The amount of damages being sought is unspecified at this time.

4.REAL ESTATE

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations during the first six months of 1999 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

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

The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,583,000 and $1,885,000 for Alderwood and Timberleaf, respectively, as of June 30, 1999. Until the Completion Date, as defined, an additional 10% of the initial contributions, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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



RESULTS OF OPERATIONS

During the past year, Santa Clara County has continued to experience growth in the creation of new jobs; the unemployment rate remains a low 3.2%. This continued job growth has helped offset the impact of the new housing developed. The new supply of apartments in the market has stabilized market rent growth. In the second quarter of 1999, the properties marketed available units at rents that averaged $1,223 for one bedroom units and $1,552 for two bedroom units. Average occupied rent per unit for the quarter was $1,361 and average occupancy during the quarter was 97% for Alderwood and Timberleaf. As of June 30, 1999, Alderwood was 96% occupied and Timberleaf was 97% occupied.

In the second quarter of 1998, the properties marketed available units at rents that averaged $1,260 for one bedroom units and $1,556 for two bedroom units. Average occupied rent per unit for the quarter was $1,348 and average occupancy during the quarter was 97% for both Alderwood and Timberleaf. As of June 30, 1998, Alderwood was 97% occupied and Timberleaf was 98% occupied.

Excluding expenditures relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, operating expenses decreased 10%. The following second quarter operating expenses increased between years:
Payroll, Benefits & Taxes due to temporary staffing and hiring a new maintenance supervisor; On-site Administration due to training; Turnover costs due to increased carpet and unit cleaning, and interior painting; Utilities due to the timing of payments of invoices; Marketing due to media advertising.
These increases were offset by decreases in Repairs & Maintenance due to savings in numerous accounts (carpet & linoleum repairs, doors, locks & keys, equipment repairs and rental, and glass and screen supplies), and due to the timing of payment of memberships fees for maintenance contracts; Miscellaneous Partnership Expenses due to the reclassification of siding legal expenses to Major Repairs and Maintenance; Major Repairs & Maintenance due to principally less non-routine projects such as fountain pumps, entry door replacement, monument signage, the addition of three carports and bathroom plumbing repairs which occurred in 1998. Operating expenses, inclusive of hardboard siding related costs, decreased 25%.

Overall, net operating income increased 44% during the three months ended June 30, 1999 when compared to 1998.


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



PART II: OTHER INFORMATION

Item 1.Legal Proceedings.

Fisher Friedman, the project architects, has filed a cross complaint against the Partnership. The cross complaint seeks a determination of the proportionate share of responsibility of the various defendants for the damage to the property arising from the defective hardboard siding, but does not specify any basis for making such an apportionment. The cross complaint further claims that if negligence is found, that Fisher Friedman's negligence be found to be secondary (rather than primary) in nature, thereby obligating the primarily liable defendants to indemnify Fisher Friedman for its liability. Again, the cross complaint fails to state any basis for which the Partnership has primary liability for the defective hardboarding siding.

Also see Note 3 to Financial Statements, Hardboard Siding, for a more comprehensive discussion of this matter.

Item 2.Changes in Securities.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

None

Item 6.Exhibits and Reports on Form 8-K.

None.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROMETHEUS INCOME PARTNERS,
a California Limited Partnership

By:  PROMETHEUS DEVELOPMENT CO., INC.,
     a California corporation,
     It's General Partner



Date:  August 6, 1999  By:  /s/ Vicki R. Mullins
                            Vicki R. Mullins
                            Vice President



Date:  August 6, 1999  By:  /s/ John J. Murphy
                            John J. Murphy
                            Vice President

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information