Form 10-Q
period 1999-09-30
PROMETHEUS INCOME PARTNERS
filed 1999-11-12
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999       Commission File No. 000-16950

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

The financial information does not include any adjustments for the capitalization of any improvements that are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


PROMETHEUS INCOME PARTNERS
a California Limited Partnership

BALANCE SHEETS

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

(In Thousands, Except for Unit Data)

                                              September 30,      December 31,
                                                 1999               1998
                                              (Unaudited)         (Audited)
                                              ----------         ----------
ASSETS
  Real Estate:
    Land, buildings and improvements             $ 29,938          $ 29,938
    Accumulated depreciation                       (8,030)           (7,610)
                                                 --------          --------
                                                   21,908            22,328

Cash and cash equivalents                           1,831             1,183
Restricted cash                                     4,502             3,990
Deferred expenses, net of
   accumulated amortization of  $52 and $30           246               268
Accounts receivable and other assets                   26                61
                                                 --------          --------
           Total assets                          $ 28,513          $ 27,830
                                                 ========          ========
LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                    $ 26,262            26,476
Payables and accrued liabilities                      279               424
                                                 --------          --------
          Total liabilities                        26,541            26,900
                                                 --------          --------
General partner deficit                              (381)             (392)
Limited partners' capital
      18,995 limited partnership units
      issued and outstanding                        2,353             1,322
                                                 --------          --------
      Total partners' capital                       1,972               930
                                                 --------          --------
Total liabilities and partners' capital          $ 28,513          $ 27,830
                                                 ========          ========

The accompanying notes are an integral
part of these financial statements.


PROMETHEUS INCOME PARTNERS
a California Limited Partnership

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(In Thousands, Except for Unit Data)

                                                  1999             1998
                                              (Unaudited)       (Unaudited)
                                              -----------       -----------
REVENUES
  Rental                                          $ 1,422           $ 1,414
  Other income                                         55                43
  Interest income                                      49                61
                                                  -------           -------
Total revenues                                      1,526             1,518
                                                  -------           -------
EXPENSES
  Interest and amortization                           470               474
  Operating                                           376               552
  Depreciation                                        140               137
  Administrative                                       14                13
  Payments to general partner and affiliates:
    Operating and administrative                      121               108
    Management fees                                    74                73
                                                  -------           -------
    Total expenses                                  1,195             1,357
                                                  -------           -------

NET INCOME                                          $ 331             $ 161
                                                  =======           =======
Net income per $1,000
  limited partnership unit                           $ 17               $ 8
                                                  =======           =======
Number of limited partnership
  units used in computation                        18,995            18,995
                                                  =======           =======


The accompanying notes are an integral
part of these financial statements.



PROMETHEUS INCOME PARTNERS
a California Limited Partnership

STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(In Thousands, Except for Unit Data)

                                                 1999               1998
                                              (Unaudited)       (Unaudited)
                                              -----------       -----------


REVENUES
      Rental                                      $ 4,219           $ 4,196
      Other income                                    149               131
      Interest income                                 172               176
                                                  -------           -------
             Total revenues                         4,540             4,503
                                                  -------           -------
EXPENSES
      Interest                                      1,331             1,343
      Operating                                     1,129             1,512
      Depreciation                                    420               412
      Administrative                                   46                40
      Payments to general partner and affiliates:
        Operating and administrative                  351               344
        Management fees                               221               222
                                                  -------           -------
           Total expenses                           3,498             3,873
                                                  -------           -------

NET INCOME                                        $ 1,042             $ 630
                                                  =======           =======
Net income per $1,000
limited partnership unit                             $ 54              $ 33
                                                  =======           =======
Number of limited partnership
units used in computation                          18,995            18,995
                                                  =======           =======

The accompanying notes are an integral
part of these financial statements.


PROMETHEUS INCOME PARTNERS
a California Limited Partnership

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(In Thousands)

                                                 1999              1998
                                             (Unaudited)        (Unaudited)
                                             -----------        -----------

CASH FLOW FROM OPERATING ACTIVITIES
      Net income                                 $ 1,042              $ 630
      Adjustments to reconcile net income
      to cash provided by operating
      activities:
          Depreciation                               420                412
          Amortization                                22                 22
          Decrease in accounts
            receivable and other assets               35                  2
          (Decrease) increase in
            payables and accrued liabilities        (145)                 1
                                                 -------            -------
      Net cash provided by
        operating activities                       1,374              1,067
                                                 -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in restricted cash                   (512)              (372)
      Principal reductions on notes payable         (214)              (178)
      Increase in deferred loan fees                   0                (15)
                                                 -------            -------
Net cash used for financing activities              (726)              (565)
                                                 -------            -------
Net increase in cash and cash equivalents            648                502

Cash and cash equivalents at
  beginning of year                                1,183                638
                                                 -------           -------
Cash and cash equivalents at
  end of period                                  $ 1,831            $ 1,140
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

The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1998 was derived from the Partnership's audited annual report for 1998.

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


3.    CONSTRUCTION DEFECTS

The General Partner has learned that the type of hardboard siding that was used at Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States, and lawsuits have been filed.


 NOTES TO THE FINANCIAL STATEMENTS (Continued)


3.    CONSTRUCTION DEFECTS (Continued)

At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material, and destructive investigation. The defendants have also completed their destructive investigation. Certain structural issues were uncovered at Timberleaf and were rebuilt as a part of the immediate repair process. The General Partner has subsequently determined that additional immediate repairs are necessary. To date, the repairs are nearing completion.

A routine roofing inspection has uncovered failing roof substrate at dormer roof assemblies for both Alderwood and Timberleaf. The cause has been traced to inadequate venting of the roof space. A repair plan has been developed and a bid is currently being solicited for the repair of the affected areas. The passage of time and ongoing investigations have resulted in a number of deficiencies, other than the siding material being uncovered. Issues related to the hardboard siding and other construction defects are collectively referred to as construction defects as this more accurately reflects the scope of work being undertaken at this time.

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

It is possible that a settlement can occur at anytime under the Special Master. It is not likely however that this will occur in either of the cases, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set and if necessary, the matter will be litigated in court.

A trial date assignment, if one were ordered, would likely occur between 24 to 36 months from now depending on the court's schedule. Therefore, it is not likely that the matter will be fully concluded within the next two to three years. The information relating to the trial has not changed since the June 30, 1999 Form 10-Q filing.

In addition, the discovery of additional construction defect problems may result in additional delays and further extend the ultimate date for settlement of all matters.

Lastly, one defendant named in the Partnership's complaint has filed a cross-complaint against the Partnership. The amount of damages being sought is unspecified at this time



NOTES TO THE FINANCIAL STATEMENTS (Continued)

4.    REAL ESTATE

Statement of Financial Accounting Standards 121 ("FASB 121"), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the construction defects (see Note 3), the General Partner reviewed the cash flows of both properties to ensure an adjustment of the book value was not required in accordance with FASB
121. Further, although the full extent of the damage to the construction defects for these two properties is unknown, management believes that the fair market value of each property still remains greater than their respective book values.




ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Alderwood and Timberleaf, which are located in Santa Clara, California, are apartment complexes with 234 units and 124 units, respectively. The properties commenced operations at completion of construction in December 1986.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations during the first nine months of 1999 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage to the construction defects and determination of liability are known. See Note 3 to Financial Statements, Construction Defects, for a more comprehensive discussion of this matter.

Each property has a non-recourse note payable, secured by a first deed of trust (collectively the "Notes"). The Notes bear fixed interest of 6.99% for Alderwood and 7.09% for Timberleaf, respectively.

The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,603,000 and $1,899,000 for Alderwood and Timberleaf, respectively, as of September 1999. Annually, until the Completion Date, as defined, an additional 10% of the initial contributions, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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


RESULTS OF OPERATIONS

During the past year, Santa Clara County has continued to experience growth in the creation of new jobs; the unemployment rate fell to a low of 3.1%. This continued job growth has helped offset the impact of new housing developed. The increased demand allowed for increases in market rates during the third quarter on both unit types at both properties. In the third quarter of 1999, the properties marketed available units at rents that averaged $1,334 for one-bedroom units and $1,569 for two bedroom units. Average occupied rent per unit for the quarter was $1,378 and average occupancy during the quarter was 98% for both Alderwood and Timberleaf. As of September 30, 1999, Alderwood and Timberleaf were both 98% occupied.

In the third quarter of 1998, the properties marketed available units at rents that averaged $1,241 for one-bedroom units and $1,602 for two bedroom units. Average occupied rent per unit for the quarter was $1,373, and average occupancy during the quarter was 97% for both Alderwood and Timberleaf. As of September 30, 1998, Alderwood was 96% occupied and Timberleaf was 98% occupied.

Excluding expenditures, relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, and other construction defects, operating expenses decreased 4%. The following third quarter operating expenses decreased between years: Turnover due to a reduced number of units requiring interior painting; Marketing due to less media advertising resulting from lower turnover; Insurance & Licenses primarily due to uninsured liability losses incurred last year; Miscellaneous Partnership due to timing of charges for the audit and tax preparation fees; and Major Repairs & Maintenance due to principally less non routine projects such as the addition of three carports, kitchen remodeling, lighting fixtures and hardboard siding and associated litigation costs. These decreases were offset by increases in expenses between years for: Payroll, Benefits and Taxes due to fully staffed positions, annual salary increases, employer 401(k) matching contribution, and a change in payroll frequency from semi-monthly to bi-weekly; Repairs & Maintenance due to window cleaning; and Utilities due to timing of invoice payments for refuse and sewer. Operating expenses, inclusive of hardboard siding related costs, decreased 21%.

IMPACT OF THE YEAR 2000 COMPLIANCE COSTS ON OPERATIONS

The Partnership's State of Readiness. The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Partnership currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). The Partnership currently believes there are no non-IT systems (i.e., embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Partnership's operations.

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

Also see Note 3 to Financial Statements, Construction Defects, for a more comprehensive discussion of this matter.

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


                            PROMETHEUS INCOME PARTNERS,
                            a California Limited Partnership

                            By:  PROMETHEUS DEVELOPMENT CO., INC.,
                            a California corporation,
                            it's General Partner


Date:   November 10, 1999   By: /s/ Vicki R. Mullins
                                Vicki R. Mullins
                                Vice President


Date:  November 10, 1999    By: /s/ John J. Murphy
                                John J. Murphy
                                Vice President

EXHIBIT INDEX
-------------

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information.