Form 10-K
period 1999-12-31
PROMETHEUS INCOME PARTNERS
filed 2000-03-30
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Year Ended December 31, 1999          Commission File No. 0-16950

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

Registrant's Telephone Number, Including Area Code:(650) 596-5300

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

Exhibit index located on page 15







                               Table of Contents
                                   Form 10-K


Part I                                                              Page

     Item 1     Business                                               3
     Item 2     Properties                                             4
     Item 3     Legal Proceedings                                      5
     Item 4     Submission of Matters to Vote of Security Holders      5

Part II

     Item 5     Market for Registrant's Units and Related
                  Security Holder Matters                              6
     Item 6     Selected Financial Data                                7
     Item 7     Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                 8
     Item 8     Financial Statements and Supplementary Data           12
     Item 9     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                 12

Part III

     Item 10    Directors and Executive Officers of the Registrant    13
     Item 11    Executive Compensation                                13
     Item 12    Security Ownership of Certain Beneficial Owners and
                  Management                                          14
     Item 13    Certain Relationships and Related Transactions        14

Part IV

     Item 14    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                              15-27




                                 PART I


ITEM 1.     BUSINESS

     Prometheus Income Partners, a California Limited Partnership, (hereinafter referred to as "Partnership" or "Registrant") was formed on April 15, 1985, under the California Revised Limited Partnership Act. Prometheus Development Co., Inc., a California corporation, is the General Partner of the Partnership.

     The principal business of the Partnership is to invest in, construct, hold, operate, and ultimately sell two residential rental properties in Santa Clara, California, Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), (collectively, the "Properties"). The principal investment objectives of the Partnership are to preserve and protect the Partnership's capital, to obtain capital appreciation from the sale of the Properties, and, beginning in 1987, to provide "tax sheltered" distributions of cash from operations due to the cost recovery and other non-cash tax deductions available to the Partnership. See Item 7, Liquidity and Capital Resources and Construction Defects discussions concerning deferment of distributions. For a further description of the Properties and the business of the Partnership; see
Item 2 below, and the section entitled "Business of the Partnership" (pages 24-
26) and "Properties" (pages 27-35) in the Prospectus. For financial information, see Item 8, below.

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

ITEM 2.     PROPERTIES

     The Partnership has constructed two residential income-producing properties, Alderwood and Timberleaf, both in Santa Clara, California. The City of Santa Clara, with a population of approximately 104,000, is the third largest city in Santa Clara County, commonly referred to as Silicon Valley, is approximately 47 miles south of San Francisco, encompasses 1,300 square miles and has a population of approximately 1.7 million people, making it the most populous of the nine counties in the greater San Francisco Bay Area.

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

     Alderwood and Timberleaf are encumbered by first mortgage liens, which secure promissory notes payable in the amount of $16,904,000 and $9,284,000, respectively. The notes (collectively, the "Notes") bear interest at the rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf, and mature in 2007. The Notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.


ITEM 3.     LEGAL PROCEEDINGS

      As a result of the Hardboard Siding Defects and litigation filed by the General Partner, Fisher Friedman, the project architects, have filed a cross complaint against the Partnership. The cross complaint seeks a determination of the proportionate share of responsibility of the various defendants for the damage to the Properties arising from the defective hardboard siding, but does not specify any basis for making such an apportionment. The cross complaint further claims that if negligence is found, that Fisher Friedman's negligence be found to be secondary (rather than primary) in nature, thereby obligating the primarily liable defendants to indemnify Fisher Friedman for its liability. Again, the cross complaint fails to state any basis for which the Partnership has primary liability for the defective hardboard siding.

     Also see Item 7 for a discussion of Construction Defects.


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

            B) At December 31, 1999, the 18,995 outstanding Units were held by
               1,090 investors.

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

               During 1998, Bond Purchase, LLC, an unrelated third party, made an unsuccessful offer to purchase Units. The offer was for less than 5% of outstanding Units and nominal legal costs were incurred by the Partnership. On October 16, 1998 Bond Purchase, LLC cancelled its transfer request and no Units were acquired.

            D) Distributions to Limited Partners began with the quarter ending
               September 30, 1987. Cash distributions were suspended in 1996. See Item 7, Liquidity and Capital Resources and Construction Defects for discussions concerning the deferment of distributions.

               No distributions were made for 1996, 1997, 1998 and 1999.


ITEM 6.     SELECTED FINANCIAL DATA

     The following represent selected financial data for the Partnership for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.


                                   For the Years Ended December 31,

                              1999       1998       1997       1996      1995
                              ----       ----       ----       ----      ----
                                  (In Thousands, Except for Unit Data)

Rental revenues              $5,674     $5,578      $5,256     $4,813    $4,188


Net income (loss)            $1,431     $896        $477       $(173)    $(192)

Net income (loss)
   per $1,000 limited
      partnership unit       $75        $47         $25        $(9)      $(10)

Cash and cash
  equivalents per $1,000
    limited partnership
      unit, subsequent
        to Limited Partner
          distributions      $101       $62         $34        $117      $32

Number of units used in
    computation               18,995     18,995      18,995     18,995    18,995

Total assets                 $28,873    $27,830     $27,016    $25,259   $24,172

Notes payable                $26,188    $26,476     $26,723    $25,248   $23,791

Cash distributions per
   $1,000 limited partnership
      unit, representing a
        return of capital    $ --       $--         $--        $20       $82


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

     Quarterly distributions have been suspended in order to continue building reserves for the potential cost of dealing with the construction defect problems. See Construction Defects below for a more comprehensive discussion of this matter.

     Each property has a non-recourse note payable, secured by a first deed of trust. These Notes bear fixed interest of 6.99% for Alderwood, and 7.09% for Timberleaf.

     The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,635,000 and $1,923,000 for Alderwood and Timberleaf, respectively, as of December 31, 1999. Until the Completion Date, as defined annually, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.


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

     Cash and cash equivalents not being held by the lender are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $1,942,000, $1,183,000 and $638,000 at December 31, 1999,
1998 and 1997, respectively. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the Construction Defects, determination of liability for potential costs and expenses of dealing with the Construction Defects problems, and continued stabilized operations at the Properties.


Construction Defects

     The General Partner has learned that the type of hardboard siding that was used at both Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States.

     Two lawsuits have been filed by the Partnership, one for each property. At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues were uncovered at Timberleaf and were rebuilt as part of the immediate repair process. The General Partner has subsequently determined that additional immediate repairs were necessary. The repairs necessitated immediately (with the exception of roof repairs noted below) have been completed and the General Partner continues to monitor the condition of the property.

     Routine roofing inspection has uncovered failing roof substrate at dormer roof assemblies for both Alderwood and Timberleaf. The cause has been traced to inadequate venting of the roof space. The roof repair design and repair bids have been received and are currently being evaluated and a repair scope refined so this work may proceed as necessary. The passage of time and ongoing investigations have resulted in a number of deficiencies, other than the siding material being uncovered. Issues related to the hardboard siding and other construction defects are currently referred to as Construction Defects as this more accurately reflects the scope of work being undertaken at this time.

     Both cases continue to be under the supervision of the Special Master who is duly appointed and empowered by the court to assist in resolving the cases. The investigation and other subsequent discoveries that will occur are ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master, has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     It is possible that a settlement can occur anytime, but it appears unlikely, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set.

     A trial date has not yet been ordered by the Special Master. The General Partner has and is demanding a trial date be set so this matter can be resolved. However, even if a trial date is set it will still likely take two to three years to complete the matter. In addition, the discovery of additional construction defect problems, as discussed above, will likely result in additional delays.

     The extent and magnitude of the construction defects continues to worsen with time. The General Partner believes that the Partnership can no longer wait for the cases to be settled and has authorized the start of repairs using the cash reserve funds currently held. It is anticipated that funds held in reserve are not adequate to repair the entire project, so completion of the most critical projects will be prioritized.

     Lastly, one defendant named in the Partnership's complaint filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time. See Item 3 for further discussion of this matter.

     In addition to the security accounts mandated by the Partnership's lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the construction defects. At this time, the General Partner cannot predict when distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by construction defects, determination of liability for potential costs and expenses of dealing with the construction defects, and continued stabilized operations at the Properties.


Operations

     For the years ended December 31, 1999, 1998, and 1997, the average rents obtained from leased units, and the average occupancy were as follows:

                                   Average Rental Rates

                               1999        1998        1997
                               ----        ----        ----
     One Bedroom Units       $1,285      $1,222      $1,241
     Two Bedroom Units       $1,567      $1,546      $1,521

                                    Average Occupancy

                               1999        1998        1997
                               ----        ----        ----
     Alderwood                 97%         97%          97%
     Timberleaf                97%         96%          96%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


     Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses have fluctuated between years due principally to the destructive testing, emergency repairs and litigation fees associated with Hardboard Siding Defects.

     Interest expense on Notes is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf commencing December 26, 1997. (Through December 26, 1997, interest expense for the Properties on Notes was accrued at 10.375% with a pay rate of 6.25%, with the deferred interest added to principal and incurring additional interest expense at a rate of 4.125% thereon.)

     Depreciation and amortization remained consistent between 1999 and 1998.

     Although inflation impacts the Partnership's expenses, increases in expenses can sometimes be offset by increases in rental rates. However, the ability to affect increases in rental rates may be impacted by market conditions such as the supply of rental housing or local economic conditions. As noted in a preceding paragraph, average rental rates from 1998 to 1999 increased 3%, and from 1997 to 1998 essentially remained unchanged. Certain expenses, such as property taxes and debt service, may not be impacted by inflation. Property taxes are affected primarily by limits placed by legislation. Debt financing is at a fixed rate.

ITEM 7a.    QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

     The Company has no debt subject to variable rates of interest and does not invest in derivatives or similar typed of instruments.


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

Sanford N. Diller. Age 71. President, Secretary and sole Director. Mr. Diller supervises the acquisition, disposition and financial structuring of properties. Mr. Diller founded the General Partner, and effectively controls all of its outstanding stock. Mr. Diller received his undergraduate education at the University of California at Berkeley and his Doctor of Jurisprudence from the University of San Francisco. He has been an attorney since 1953. Since the mid 1960's, he has been involved in the development and/or acquisition of more than 70 properties, totaling more than 13,000 residential units and over 2,000,000 square feet of office space.

Vicki R. Mullins. Age 40. Vice President. Ms. Mullins' responsibilities include supervising all property operations, information systems and finance, as well as manages the disposition and financial structuring of properties. Ms. Mullins came to Prometheus Development Co. from The Irvine Company where she spent seven years as Vice President of Finance and Accounting, and Director of Internal Controls. Prior to the Irvine Company, she spent six years with Ernst & Young as an audit manager. Ms. Mullins is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of Illinois.

John J. Murphy. Age 37. Vice President. Mr. Murphy's responsibilities include managing all financial, accounting and reporting activities, and insurance. Mr. Murphy came to Prometheus Development Co. from KPMG Peat Marwick where he spent seven years and was a Senior Manager. He is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of San Francisco.


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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

        (a) Other than PIP Partners - General, LLC ("PIP Partners"), an affiliate of the General Partner, which owns 9.4814%, and Prom Investment Partners, LLC, an unrelated third party, which owns 7.0676% of the outstanding Units, no person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Units.

        (b) The General Partner owns no Units. However, the General Partner, pursuant to the Partnership Agreement, has discretionary control over most of the decisions made for the Partnership. The executive officers of the General Partner, as a group, own no Units.

            PIP Partners, acquired 7.5283% of outstanding Limited Partner Units in the Partnership during 1997. (See Item 5 for further discussion.) During 1998 and 1999, PIP Partners acquired .716% and 1.2371% of outstanding Limited Partner Units, respectively. As of December 31, 1999, PIP Partners owns 9.4814% of the outstanding Units.

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


                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

                                                                    Page

         Report of Independent Public Accountants                     16
         Financial Statements:

         Balance Sheets as of December 31, 1999 and 1998              17

         Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                           18

         Statements of Partners' Capital (Deficit) for the
           years ended December 31, 1999, 1998 and 1997               19

         Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                           20

         Notes to Financial Statements                                21


   2.  FINANCIAL STATEMENT SCHEDULES:

         Schedule III - Real Estate and Accumulated Depreciation      26

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


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Prometheus Income Partners,
a California Limited Partnership:

We have audited the accompanying balance sheets of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/Arthur Andersen LLP

San Francisco, California
March 28, 2000


                            PROMETHEUS INCOME PARTNERS
                         a California Limited Partnership

                                 BALANCE SHEETS

                         As of December 31, 1999 and 1998

                       (In Thousands, Except for Unit Data)

                                                            1999       1998
                                                          -------     ------
ASSETS

  Real Estate
    Land, buildings and improvements                      $30,288    $29,938
    Accumulated depreciation                               (8,183)    (7,610)
                                                          -------    -------
                                                           22,105     22,328

  Cash and cash equivalents1                                1,942      1,183
  Restricted cash                                           4,558      3,990
  Deferred financing costs, net of
    accumulated amortization of $60 and $30                   239        268
  Accounts receivable and other assets                         29         61
                                                          -------    -------
     Total assets                                         $28,873    $27,830

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

  Notes payable                                           $26,188    $26,476
  Accounts payable and accrued liabilities                    323        424
                                                          -------    -------
     Total liabilities                                     26,512     26,900

  Commitments and contingencies (see Note 4)

  Partner Capital (Deficit)
    General partner deficit                                  (378)      (392)
    Limited partners' capital,
      18,995 limited partnership
      units issued and outstanding                          2,739      1,322
                                                          -------    -------

    Total partners' capital (deficit)                       2,361        930
                                                          -------    -------

    Total liabilities and partners' capital (deficit)     $28,873    $27,830
                                                          =======    =======


                     The accompanying notes are an integral
                       part of these financial statements


                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                          STATEMENTS OF OPERATIONS

             For the years ended December 31, 1999, 1998 and 1997

                     (In Thousands, Except for Unit Data)



                                                       1999     1998     1997
                                                      ------   ------   ------
REVENUES
  Rental (including revenue from affiliates
    of $0, $0 and $248, respectively)                 $5,674   $5,578   $5,256
  Interest                                               250      235      165
  Other                                                  182      178      137
                                                      ------   ------   ------
Total revenues                                         6,106    5,991    5,558


EXPENSES
  Interest and amortization                            1,881    1,898    2,716
  Operating                                            1,400    1,807    1,104
  Depreciation                                           573      569      551
  Administrative                                          40       43       41
  Payments to general partner and affiliates:
    Management fees                                      300      303      278
    Operating and administrative                         481      475      391
                                                      ------   ------   ------

    Total expenses                                     4,675    5,095    5,081
                                                      ------   ------   ------

NET INCOME                                            $1,431     $896     $477
                                                      ======    ======   ======


Net income per $1,000
  limited partnership
  unit                                                  $75       $47     $25
                                                      ======    ======   ======


Number of limited partnership
  units used in computation                          18,995    18,995   18,995
                                                     ======    ======   ======


                      The accompanying notes are an integral
                        part of these financial statements


                             PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                       STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                 For the years ended December 31, 1999, 1998 and 1997

                                   (In Thousands)


                                                  General     Limited
                                                  Partner     Partners    Total
                                                 --------     --------   ------
Balance as of December 31, 1996                    $(405)        $(38)   $(443)

  Net Income                                            4          473      477
                                                 --------     --------   ------
Balance as of December 31, 1997                     (401)          435       34

  Net Income                                            9          887      896
                                                 --------     --------   ------
Balance as of December 31, 1998                     (392)        1,322      930

  Net Income                                           14        1,417    1,431
                                                 --------     --------   ------
Balance as of December 31, 1999                    $(378)      $ 2,739  $ 2,361
                                                 ========     ========  =======


                     The accompanying notes are an integral
                       part of these financial statements




                             PROMETHEUS INCOME PARTNERS
                         a California Limited Partnership
                             STATEMENTS OF CASH FLOWS
               For the years ended December 31, 1999, 1998 and 1997
                                  (In Thousands)

                                                        1999     1998     1997
                                                      ------   ------   ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $1,431     $896     $477
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                      573      569      551
       Amortization                                       30       30       78
       Decrease (increase) in accounts
         receivable and other assets                      32     (42)        6
       Deferral of interest on notes payable              --       --    1,559
       (Decrease) increase in payables
         and accrued liabilities                        (101)      165    (195)
                                                      ------   ------   ------

       Net cash provided by operating activities       1,965    1,618    2,476
                                                      ------   ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to buildings and improvements               (350)    (324)    (194)
                                                      ------   ------   ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal additions on notes payable                   --       --    26,723
  Principal reductions on notes payable                 (288)    (247) (26,807)
  Additions to deferred financing costs                   --      (15)    (284)
  Increase in restricted cash                           (568)    (487)  (3,503)
                                                      ------   ------   ------

       Net cash used for financing activities           (856)    (749)  (3,871)
                                                      ------   ------   ------


Net increase (decrease) in cash                          759       545  (1,589)

Cash and cash equivalents at beginning of year         1,183       638   2,227

Cash and cash equivalents at end of year              $1,942    $1,183    $638
                                                     =======   =======  ======


Supplemental disclosure of non cash transaction
   Deletion of fully amortized financing costs        $    0    $  773  $    0
                                                     =======  ========  ======


                       The accompanying notes are an integral
                         part of these financial statements


                             PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 and 1998


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

     In accordance with the terms of the Partnership Agreement, income or loss is allocated 1% to the General Partner and 99% to the Limited Partners. Net income or loss per limited partner unit is computed by dividing the net income or loss allocable to the Limited Partners by the number of units outstanding during the period in which the income or losses are allocated.

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

     Real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 40 years. At December 31, 1999, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value. However, no provision has been made to record any impairment that might arise due to construction defect problems. (See Note 4 for further discussion.)

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

     Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments" requires disclosure about fair value for all financial instruments. It is management's opinion that the carrying value of its financial instruments approximates fair value at December 31, 1999.

     Cash and cash equivalents consists of amounts held in market rate, checking and investment accounts with maturities of three months or less.

     Restricted cash is invested in a government fund with original maturities of three months or less. (See Note 5 for further discussion.)

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income
(loss) or partner's capital (deficit).


2.   NOTES PAYABLE

     The Partnership had the following notes payable (The "Notes") at December 31, 1999 and 1998:
                                                        1999          1998
                                                        ----          ----
                                                          (In Thousands)
Non recourse note payable, secured by a first
deed of trust on Alderwood; interest is payable
monthly at 6.99% interest rate; the balance is
payable at maturity, December 2007.                  $16,904        $17,091

Non recourse note payable, secured by a first
deed of trust on Timberleaf; interest is payable
monthly at 7.09% interest rate; the balance is
payable at maturity, December 2007.                    9,284          9,385
                                                     -------        -------
                                                     $26,188        $26,476
                                                     =======        =======

     During 1997, the partnership paid off existing notes payable with a balance of $25,248,000, including deferred interest.

     One of the terms of Notes requires that cash be set aside in a hardboard siding security account, as additional collateral. See Notes 4 and 5 for further discussions.

                       NOTES TO FINANCIAL STATEMENTS (Continued)


2.   NOTES PAYABLE (Continued)

     Cash paid for interest in each of the years ended 1999, 1998 and 1997 was approximately $1,851,000, $1,787,000, and $905,000, respectively.

     As of December 31, 1999, maturities on the Notes (In Thousands) are as follows:

         2000                            $   309
         2001                                331
         2002                                355
         2003                                381
         2004                                409
         2005 and thereafter              24,403
                                         -------

                                         $26,188
                                         =======

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

     The Partnership leased apartment units through May 31, 1997 to Prom X, Inc., dba The Corporate Living Network, an affiliate of Prometheus, to provide corporate housing services. The Partnership did not earn or receive any revenues during the years ended December 31, 1999 and 1998, respectively, but did earn and receive revenues of $248,000 during the year ended December 31, 1997, from such affiliate.



4.   COMMITMENTS AND CONTINGENCIES

     Repurchase of Limited Partnership Units

     Commencing on January 1, 1989, under the terms of the Limited Liquidity Plan ("Plan"), the Partnership may repurchase up to 5% in aggregate of the outstanding units from the Limited Partners, at the Limited Partners' option, in accordance with the Partnership Agreement. The General Partner may allocate up to 10% of the distributable cash from operations in the current year for the purpose of making such repurchases. The price of any units repurchased by the Partnership will be determined in accordance with the Partnership Agreement. The Partnership made no repurchases under the Plan during the years ended December 31, 1999, 1998 and 1997.





                     NOTES TO FINANCIAL STATEMENTS (Continued)


4.   COMMITMENTS AND CONTINGENCIES (Continued)


          Construction Defects

     The General Partner has learned that the type of hardboard siding that was used at both Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States.

     Two lawsuits have been filed by the Partnership, one for each property. At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues were uncovered at Timberleaf and were rebuilt as part of the immediate repair process. The General Partner subsequently determined that additional immediate repairs were necessary. The immediate repairs (with the exception of roof repairs noted below) have been completed and the General Partner continues to monitor the condition of the property.

     Routine roofing inspection has uncovered failing roof substrate at dormer roof assemblies for both Alderwood and Timberleaf. The cause has been traced to inadequate venting of the roof space. The roof repair design and repair bids have been received and are currently being evaluated and a repair scope refined so this work may proceed as necessary. The passage of time and ongoing investigations have uncovered a number of deficiencies, other than the siding material. Issues related to the hardboard siding and other construction defects are currently referred to as Construction Defects as this more accurately reflects the scope of work being undertaken at this time.

     Both cases continue to be under the supervision of the Special Master who is duly appointed and empowered by the court to assist in resolving the cases. The investigation and other subsequent discoveries that will occur are ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master, has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution.

     It is possible that a settlement can occur anytime, but it appears unlikely, as one of the primary defendants has demonstrated very little willingness to settle. In the absence of a settlement, the Special Master will eventually order a trial date to be set.

     A trial date has not yet been ordered by the Special Master. The General Partner has and is demanding a trial date be set so this matter can be resolved. However, even if a trial date is set it will still likely take two to three years to complete the matter. In addition, the discovery of additional construction defect problems, as discussed above, will likely result in additional delays.



                   NOTES TO FINANCIAL STATEMENTS (Continued)

4.   COMMITMENTS AND CONTINGENCIES (Continued)

     The extent and magnitude of the construction defects continues to worsen with time. The General Partner believes that the Partnership can no longer wait for the cases to be settled and has authorized the start of repairs using the cash reserve funds currently held. It is anticipated that funds held in reserve are not adequate to repair the entire project, so completion of the most critical projects will be prioritized.

     Lastly, one defendant named in the Partnership's complaint filed a cross complaint against the Partnership. The amount of damages being sought is unspecified at this time. See Item 3 for further discussion of this matter.

     In addition to the security accounts mandated by the Partnership's lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the construction defects. At this time, the General Partner cannot predict when distributions will resume due to the build up of reserves; however, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by construction defects, determination of liability for potential costs and expenses of dealing with the construction defects, and continued stabilized operations at the Properties.

     Statement of Financial Accounting Standards 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the construction defect problems, the General Partner reviewed the projected cash flows of both Properties to ensure an adjustment of the book value was not required in accordance with SFAS 121. Further, although the full extent of the damage to the hardboard siding for the Properties is unknown, management believes that the fair market value of each Property still remains greater than its respective book value.


5.   RESTRICTED CASH - CASH COLLATERAL

     The terms of the Notes (See Note 2 for further discussion) require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,635,000 and $1,923,000 for Alderwood and Timberleaf, respectively, at December 31, 1999. Until the Completion Date, as defined annually, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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


                                                               SCHEDULE III


                            PROMETHEUS INCOME PARTNERS
                         a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                             As of December 31, 1999

                                  (In Thousands)

                                Cost Capitalized      Gross Amount at Which
                                   Subsequent                 Carried
                                 To Acquisition       at Close of Period (1)
                        Cost
                        to
                        the     Build-                           Build-
                        Partn-  ings and          Carry-         ings and
                Encum-  ership  Improve- Improve- ing            Improve-  Total
Description     brances Land    ments    ments    Costs  Land    ments       (3)
-----------    -------  ------  -------  -------  ------ ------  ------   ------

Alderwood Apts.
Santa Clara,
 California     $16,904  $5,931   $  --  $12,950  $441  $5,931  $13,615  $19,322

Timberleaf Apts.
Santa Clara,
California        9,284   3,145      --    6,961   510   3,145    7,596   10,616
                -------  ------    ----- -------  ----- ------  -------  -------
Total           $26,188  $9,076   $  --  $19,911  $951  $9,076  $21,211  $30,288
                =======  ======   ====== =======  ===== ======  =======  =======

                   Accumu-
                   lated De-                         Date
                   preciation      Date of           Acquired
Description        (4)             Contstruction     (2)
-----------        ----------      -------------     ---------

Alderwood Apts.
Santa Clara,
 California        $5,237          11/86              12/87 (5)

Timberleaf Apts.
Santa Clara,
California          2,946          11/86              11/86
                   ------
Total              $8,183
                   ======


                                                                  SCHEDULE III
                            PROMETHEUS INCOME PARTNERS
                         a California Limited Partnership

                 REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

                            As of December 31, 1999

                                (In Thousands)


NOTES:

(1)   The aggregate cost for federal income tax purposes is $28,256.

(2)   Depreciation is computed on lives ranging from 5 to 40 years.

(3)   Balance, December 31, 1996                                    $29,420

      Additions                                                         194
                                                                    -------

      Balance, December 31, 1997                                     29,614

      Additions                                                         324
                                                                    -------

      Balance, December 31, 1998                                     29,938

      Additions                                                         350
                                                                    -------

      Balance December 31, 1999                                     $30,288
                                                                    =======

(4)   Balance, December 31, 1996                                     $6,491

      Provision charged to expense                                      550
                                                                    -------

      Balance, December 31, 1997                                      7,041

      Provision charged to expense                                      569
                                                                    -------

      Balance, December 31, 1998                                      7,610

      Provision charged to expense                                      573
                                                                    -------

      Balance, December 31, 1999                                     $8,183
                                                                    =======

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


                                    PROMETHEUS INCOME PARTNERS,
                                    a California Limited Partnership

                                    By PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    Its General Partner




Date:   March 28, 2000              By  /s/ Vicki R. Mullins
                                        Vice President





Date:   March 28, 2000              By  /s/ John J. Murphy
                                        Vice President


     Supplemental Information to be furnished with Report, filed pursuant to Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

     None