Form 10-Q
period 2000-03-31
PROMETHEUS INCOME PARTNERS
filed 2000-05-12
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d)

                      Of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000                 Commission File No. 000-16950

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

Yes [X]     No [   ]




PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K filed by the Partnership for the year ended December 31, 1999. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                      (In Thousands, Except for Unit Data)


                                                 March 31,         December 31,
                                                   2000               1999
                                               (Unaudited)          (Audited)
                                               ----------          ----------

ASSETS

  Real Estate:
    Land, buildings and improvements             $ 30,288            $ 30,288
    Accumulated depreciation                       (8,350)             (8,183)
                                                 --------            --------
                                                   21,938              22,105

 Cash and cash equivalents                          2,020               1,942
 Restricted cash                                    5,024               4,558
 Deferred expenses, net                               231                 239
 Accounts receivable and other assets                   5                  29
                                                 --------            --------

Total assets                                     $ 29,218            $ 28,873
                                                 ========            ========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                   $ 26,113            $ 26,188
 Payables and accrued liabilities                     368                 323
                                                 --------            --------

Total liabilities                                  26,481              26,512
                                                 --------            --------


General partner deficit                              (373)               (378)
Limited partners' capital
  18,995 limited partnership units
  issued and outstanding                            3,110               2,739

Total partners' capital (deficit)                   2,737               2,361
                                                 --------            --------

Total liabilities and
 partners' capital (deficit)                     $ 29,218            $ 28,873
                                                 ========            ========




                    The accompanying notes are an integral
                      part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                             STATEMENTS OF INCOME

                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                      (In Thousands, Except for Unit Data)


                                                   2000               1999
                                                (Unaudited)       (Unaudited)
                                                -----------       -----------


REVENUES
  Rental                                           $ 1,520            $ 1,400
  Other income                                          26                 43
  Interest income                                      114                 58
                                                   -------            -------


     Total revenues                                  1,660              1,501
                                                   -------            -------


EXPENSES
  Interest and amortization                            467                391
  Operating                                            444                300
  Depreciation                                         167                140
  Administrative                                        13                 14
  Payments to general partner and affiliates:
    Management fees                                     77                 73
    Operating and administrative                       116                 94
                                                   -------            -------

     Total expenses                                  1,284              1,012
                                                   -------            -------

NET INCOME                                         $   376            $   489
                                                   =======            =======


Net income per $1,000
  limited partnership unit                         $    20            $    26
                                                   =======            =======

Number of limited partnership
  units used in computation                         18,995             18,995
                                                   =======            =======


                      The accompanying notes are an integral
                        part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                (In Thousands)

                                                     2000             1999
                                                 (Unaudited)      (Unaudited)
                                                 -----------      -----------



CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                       $   376            $   489
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                    167                140
       Amortization                                      7                  7
 Increase (decrease) in accounts receivable
           and other assets                             24                (11)
 Decrease (increase) in payables
           and accrued liabilities                      45               (242)
                                                   -------            -------

   Net cash provided by operating activities           619                383
                                                   -------            -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                         (466)              (427)
  Principal reductions on notes payable                (75)               (70)
                                                   -------            -------

    Net cash used for financing activities            (541)              (497)
                                                   -------            -------


  Net decrease (increase) in cash and
    cash equivalents                                    78               (114)

  Cash and cash equivalents at beginning of year     1,942              1,183
                                                   -------            -------


  Cash and cash equivalents at end of period       $ 2,020            $ 1,069
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

     The financial information does not include any adjustments for the capitalization of any improvements which are done only in conjunction with the year end financial statements. The financial information included herein at March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1999 was derived from the Partnership's audited annual report for 1999.

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

     Two lawsuits have been filed, one for each Property. At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues were uncovered at Timberleaf and were rebuilt as part of the immediate repair process. The General Partner subsequently determined that additional immediate repairs


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. CONSTRUCTION DEFECTS (CONTINUED)

were necessary. These repairs (with the exception of roof repairs noted below) have been completed and the General Partner continues to monitor the condition of the Property.

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

     Both cases continue to be under the supervision of the Special Master. The investigation and other subsequent discoveries that will occur are ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master, has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution.

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

     In addition to the security accounts mandated by the Partnership's lender, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with the construction defect problems. At this time, the General Partner cannot predict when cash distributions will resume due to the build up of reserves. However, it is the General Partner's current intention to resume distributions as soon as reasonably possible and prudent. The reinstatement and level of future distributions will be dependent on several factors,


                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  CONSTRUCTION DEFECTS (CONTINUED)

including the degree of damage caused by the construction defect problems, and continued stabilized operations at the Properties.

     Since the filing of the Form 10-K, a settlement conference was held. However, no agreement was reached with the defendants. The Judge in this matter has ordered a case management conference for May 26, 2000, and may set a trial date at this time. Other litigation efforts are ongoing.


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


Liquidity and Capital Resources

     Cash generated by operations during the first three months of 2000 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

     Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage from the construction defects and determination of liability are known. See Note 3 to Financial Statements, Construction Defects, for a more comprehensive discussion of this matter.

     Each Property has a non-recourse note payable, secured by a first deed of trust. These notes bear fixed interest of 6.99% for Alderwood and 7.09% for Timberleaf.

     The terms of the notes require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,905,000 and $2,119,000 for Alderwood and Timberleaf, respectively, as of March 31, 2000. Until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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



Results of Operations

     During the past year, Santa Clara County has experienced a relatively flat growth in the creation of new jobs (.3%), yet unemployment dropped from 3.3% to 2.1% during this time period. In the first quarter of 2000, the Properties marketed available units at rents that averaged $1,430 for one bedroom units and $1,815 for two bedroom units. Average occupied rent per unit for the quarter was $1,438 and average occupancy during the quarter was 99% for Alderwood and 98% for Timberleaf. As of March 31, 2000, Alderwood and Timberleaf were both 99% occupied. In the first quarter of 1999, the Properties marketed available units at rents that average $1,220 for one bedroom units and $1,486 for two bedroom units. Average occupied rent per unit for the quarter was $1,362 and average occupancy during the quarter was 96% for Alderwood and 97% for Timberleaf. As of March 31, 1999, Alderwood was 95% occupied and Timberleaf was 97% occupied.

     Excluding expenditures, relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, operating expenses increased 14%. The following first quarter operating expenses increased between years: payroll, benefits and taxes due to salary increases; utilities due to the timing of invoice payments; professional services due to audit fees; and major repairs and maintenance due to appliance replacements, the purchase of a copier and a computer, and hardboard siding and associated litigation costs. These increases were offset principally by landscaping due to savings in lake, landscaping and pool supplies. Operating expenses, inclusive of hardboard siding related costs, increased 35%.

     Overall, net operating income decreased 7% during the first three months of 2000 when compared to the first three months of 1999.



PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

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


                                 PROMETHEUS INCOME PARTNERS,
                                 a California Limited Partnership

                                 By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                      a California corporation,
                                      It's General Partner



Date:   May 9, 2000              By: /s/ Vicki R. Mullins
                                         Vice President




Date:   May 9, 2000              By: /s/ John J. Murphy
                                         Vice President


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information.