Form 10-Q/A
period 2000-03-31
PROMETHEUS INCOME PARTNERS
filed 2000-06-23
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                Amended FORM 10-Q/A

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

     Historically the Rigistrant's Form 10-Q Filings have not made any adjustments for the capitalization of improvements except in conjunction with the year-end financial statements. This Amended Form 10-Q reflects the financial results on a basis consistent with the Registrant's Form 10-K Filing. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2000.



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                (Unaudited and in Thousands, Except for Unit Data)


                                                 March 31,         December 31,
                                                   2000               1999
                                               ----------          ----------

ASSETS

  Real Estate:
    Land, buildings and improvements             $ 30,366            $ 30,288
    Accumulated depreciation                       (8,350)             (8,183)
                                                 --------            --------
                                                   22,016              22,105

 Cash and cash equivalents                          2,020               1,942
 Restricted cash                                    5,024               4,558
 Deferred expenses, net                               231                 239
 Accounts receivable and other assets                   5                  29
                                                 --------            --------

Total assets                                     $ 29,296            $ 28,873
                                                 ========            ========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                   $ 26,113            $ 26,188
 Payables and accrued liabilities                     363                 324
                                                 --------            --------

Total liabilities                                  26,476              26,512
                                                 --------            --------


General partner deficit                              (373)               (378)
Limited partners' capital
  18,995 limited partnership units
  issued and outstanding                            3,193               2,739
                                                 --------            --------

Total partners' capital (deficit)                   2,820               2,361
                                                 --------            --------

Total liabilities and
 partners' capital (deficit)                     $ 29,296            $ 28,873
                                                 ========            ========




                    The accompanying notes are an integral
                      part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                             STATEMENTS OF INCOME

                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                 (Unaudited and in Thousands, Except for Unit Data)


                                                   2000               1999
                                                -----------       -----------


REVENUES
  Rental                                           $ 1,520            $ 1,400
  Other income                                          26                 43
  Interest income                                      114                 58
                                                   -------            -------

     Total revenues                                  1,660              1,501
                                                   -------            -------


EXPENSES
  Interest and amortization                            468                473
  Operating                                            360                248
  Depreciation                                         167                140
  Administrative                                        13                 14
  Payments to general partner and affiliates:
    Management fees                                     77                 73
    Operating and administrative                       116                 94
                                                   -------            -------

     Total expenses                                  1,201              1,042
                                                   -------            -------

NET INCOME                                         $   459            $   459
                                                   =======            =======


Net income per $1,000
  limited partnership unit                         $    24            $    24
                                                   =======            =======

Number of limited partnership
  units used in computation                         18,995             18,995
                                                   =======            =======


                      The accompanying notes are an integral
                        part of these financial statements.



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                          (Unaudited and in Thousands)

                                                     2000             1999
                                                 -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                       $   459            $   459
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                    167                140
       Amortization                                      7                  7
 Increase (decrease) in accounts receivable
           and other assets                             24                (11)
 Decrease (increase) in payables
           and accrued liabilities                      40               (161)
                                                   -------            -------
   Net cash provided by operating activities           697                434
                                                   -------            -------

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in fixed asset additions                   (78)               (51)
                                                   -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                         (466)              (427)
  Principal reductions on notes payable                (75)               (70)
                                                   --------           -------

    Net cash used for financing activities            (541)              (497)
                                                   -------            -------


  Net increase (decrease) in cash and
    cash equivalents                                    78               (114)

  Cash and cash equivalents at beginning of year     1,942              1,183
                                                   -------            -------


  Cash and cash equivalents at end of period       $ 2,020            $ 1,069
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

     The financial information has been restated as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 to reflect capitalization of improvements on a basis consistent with the practices followed annually.
The financial information included herein at March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1999 was derived from the Partnership's audited annual report for 1999.

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

     Excluding expenditures, relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, operating expenses increased 8%. The following first quarter operating expenses increased between years: payroll, benefits and taxes due to salary increases; utilities primarily due to increases of water and sewer usage and rates; partnership expenses due to audit fees; and major repairs and maintenance due to hardboard siding and associated litigation costs. These increases were offset principally by landscaping due to savings in lake, landscaping and pool supplies. Operating expenses, inclusive of hardboard siding related costs, increased 32%.

     Overall, net operating income decreased 3% during the first three months of 2000 when compared to the first three months of 1999.



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


                                 PROMETHEUS INCOME PARTNERS,
                                 a California Limited Partnership

                                 By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                      a California corporation,
                                      It's General Partner



Date:   June 22, 2000            By: /s/ Vicki R. Mullins
                                         Vice President




Date:   June 22, 2000            By: /s/ John J. Murphy
                                         Vice President


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information.