Form 10-Q
period 2000-06-30
PROMETHEUS INCOME PARTNERS
filed 2000-08-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

						FORM 10-Q

		     Quarterly Report Under Section 13 or 15(d)

				Of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000                  Commission File No. 000-16950

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

	Historically the Registrant's Form 10-Q filings have not made any adjustments for the capitalization of improvements except in conjunction with the year-end financial statements. This Form 10-Q reflects the financial results on a basis consistent with the Registrant's Form 10-K filing. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.



				  PROMETHEUS INCOME PARTNERS
				a California Limited Partnership

					  BALANCE SHEETS

				JUNE 30, 2000 AND DECEMBER 31, 1999

			(Unaudited and in Thousands, Except for Unit Data)



								June 30,   December 31,
								  2000         1999
 								--------    ---------


ASSETS

  Real Estate:
    Land, buildings and improvements		$ 30,502	$ 30,288
    Accumulated depreciation				  (8,531)	  (8,183)
								--------	--------
								  21,971	  22,105

 Cash and cash equivalents				   2,201	   1,942
 Restricted cash						   5,097	   4,558
 Deferred expenses, net 				     224	     239
 Accounts receivable and other assets		      61	      29
								--------	--------

Total assets						$ 29,554	$ 28,873
								--------	--------
								--------	--------


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable						$ 26,036	$ 26,188
 Payables and accrued liabilities			     278	     323
								--------	--------

Total liabilities						  26,314	  26,511
								--------	--------


General partner deficit					   -(368)	   (378)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding				  -3,608	   2,740
								--------	--------

Total partners' capital 				   3,240	   2,362
								--------	--------

Total liabilities and partners' capital 		$ 29,554	$ 28,873
								--------	--------
								--------	--------



			The accompanying notes are an integral
			  part of these financial statements.


				   PROMETHEUS INCOME PARTNERS
				a California Limited Partnership

				     STATEMENTS OF INCOME

			FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

			(Unaudited and in Thousands, Except for Unit Data)


	        						  2000       1999
								-------     -------

REVENUES
  Rental							$ 1,595	$ 1,397
  Other income						     24	     50
  Interest income						    104	     64
								-------	-------

	Total revenues					  1,723	  1,511
								-------	-------


EXPENSES
  Interest and amortization				    465	   470
  Operating							    405	   382
  Depreciation						    174	   144
  Administrative						     10	    17
  Payments to general partner and affiliates:
    Management fees					    104	    74
    Operating and administrative			    138	   125
								-------	------

	Total expenses					  1,296	 1,212
								-------	------

NET INCOME							$   427	$  299
								-------	------
								-------	------


Net income per $1,000
  limited partnership unit				$    22	$   16
								-------	------
								-------	------

Number of limited partnership
  units used in computation				 18,995	18,995
								-------	------
								-------	------



The accompanying notes are an integral
  part of these financial statements.


   PROMETHEUS INCOME PARTNERS
a California Limited Partnership

STATEMENTS OF INCOME

 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited and in Thousands, Except for Unit Data)


								        2000        1999
									-------	-------

REVENUES
  Rental								$ 3,115	$ 2,797
  Other income							     51	     90
  Interest income							    218	    122
									-------	-------

	Total revenues						  3,384	  3,009
									-------	-------


EXPENSES
  Interest and amortization					    933	    861
  Operating								    773	    624
  Depreciation							    348	    288
  Administrative							     23	     27
  Payments to general partner and affiliates:
    Management fees						    182	    147
    Operating and administrative				    247	    227
									-------	-------

	Total expenses						  2,506	  2,174
									-------	-------

NET INCOME								$   878	$   835
									-------	-------
									-------	-------


Net income per $1,000
  limited partnership unit					$    46	$    44
									-------	-------
									-------	-------

Number of limited partnership
  units used in computation					 18,995	 18,995
									-------	-------
									-------	-------



The accompanying notes are an integral
  part of these financial statements.


   PROMETHEUS INCOME PARTNERS
a California Limited Partnership

    STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   (Unaudited and in Thousands)


                                                	  2000        1999
									 ------	-------


CASH FLOW FROM OPERATING ACTIVITIES
  Net income							$   878	$   835
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation						    348	    288
       Amortization						     15	     15
 (Decrease) increase in accounts receivable
           and other assets					   (32)	     43
 Decrease in payables
           and accrued liabilities				   (45)	   (237)
									-------	-------
   Net cash provided by operating activities		  1,164	    944
									-------	-------


CASH FLOW FROM INVESTING ACTIVITIES
  Increase in fixed asset additions				   (214)	   (132)
									-------	-------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash					   (539)	   (478)
  Principal reductions on notes payable			   (152)	   (141)
									-------	-------
    Net cash used for financing activities		   (691)	   (619)
									-------	-------

  Net increase in cash and cash equivalents		    259	    193

  Cash and cash equivalents at beginning of year	  1,942	  1,183
									-------	-------

  Cash and cash equivalents at end of period		$ 2,201	$ 1,376
									-------	-------
									-------	-------



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

	The financial information has been restated to reflect capitalization of improvements on a basis consistent with the practice followed annually. The financial information included herein at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1999 was derived from the Partnership's audited annual report for 1999.

	Partnership profits, losses and distributions are allocated among the partners based on the provisions of the Partnership Agreement which generally provide for allocations to begin when the partners are admitted to the Partnership.

2.	INCOME TAXES

	No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net income or loss for financial reporting purposed differs from the net income or loss for income tax reporting purposes primarily due to differences in useful lives and depreciation methods for building and improvements and amortization of construction period interest and taxes.

3.	CONSTRUCTION DEFECTS

	The General Partner has learned that the type of hardboard siding that was used at both Alderwood and Timberleaf is failing to perform as expected in a number of projects in various parts of the United States. Two lawsuits have been filed against the siding manufacture, the general contractor, the subcontractors and the architects by the Partnership, one for each property. Moisture has accumulated in the walls of the apartment projects through a combination of construction defects and endemic problems with the hardboard siding. Sufficient moisture over time causes rot and decay in the wood, framing and siding which necessitates repairs which, in some cases, are structural in nature.


NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. CONSTRUCTION DEFECTS (CONTINUED)

	At this time, experts on behalf of the Partnership have concluded the initial visual inspection, the scientific testing of the siding material and destructive investigation. The defendants have also completed their destructive investigation. Additionally, certain structural issues caused by the defects in the hardboard siding were uncovered at Timberleaf and were rebuilt as part of the immediate repair process. The General Partner has subsequently determined that additional immediate repairs were necessary. The repairs necessitated immediately (with the exception of roof repairs noted below) have been completed and the General Partner continues to monitor the condition of the property to look for any other signs of rot and decay which would necessitate immediate attention and repair. Rot and decay, which form inside the wall, are not visible, and until rot and decay have caused changes in the physical appearance of the exterior of the buildings, it is difficult to ascertain all the locations where rot and decay exist.

	In addition to the hardboard siding problems, routine roofing inspection has uncovered failing roof substrate at dormer roof assemblies for both Alderwood and Timberleaf. The cause has been traced to inadequate venting of the roof space. Inadequate venting leads to condensation in roof areas. This has been sufficient to cause deflection and decay of the roof and its structural support, requiring replacement. In addition to the hardboard siding problems, the roof repair design and repair bids have been received and are currently being evaluated and a repair scope refined so this work may proceed as necessary. The passage of time and ongoing investigations have resulted in a number of deficiencies, in addition to the siding material, being uncovered. Issues related to the hardboard siding and other construction defects are currently referred to as Construction Defects as this more accurately reflects the scope of work being undertaken at this time. For Alderwood, the estimated cost of repair, including siding and roof repairs and a component for projected lost rents, but not including attorney's fees or litigation costs, range from $9 to 10 million. The total claimed damages at this point are $11,239,280. For Timberleaf, the estimated cost of repair, including siding and roof repairs and a component for projected lost rents, but not including attorney's fees or litigation costs, range from $6 to 7 million. The total claimed damages at this point are $8,352,330.

	Both cases continue to be under the supervision of a Special Master who is appointed and empowered by the court to assist in resolving the cases. The investigation and other subsequent discoveries that will occur are ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master, has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution.

	It is possible that a settlement of pending litigation can occur anytime, but the General Partner believes this unlikely. In the absence of a settlement, the Special Master eventually will order a trial date to be set.


			NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.	CONSTRUCTION DEFECTS (CONTINUED)

	A trial date has not yet been ordered by the Special Master. The General Partner has and is demanding a trial date be set so this matter can be resolved. However, even if a trial date is set it will still likely take two to three years or more to complete the matter. In addition, the discovery of additional construction defect problems, as discussed above, will likely result in additional delays.

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

	The actual costs to make necessary or desired repairs of construction defects cannot be predicted, but the General Partner believes such costs will be substantial. The cost of pursuing litigation also is significant. The General Partner cannot predict or estimate what amounts, if any, will be recovered through litigation.


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

Liquidity and Capital Resources

	Cash generated by operations during the first six months of 2000 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

	Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage cause by the construction defects and determination of liability are known. See Note 3 to Financial Statements, Construction Defects, for a more comprehensive discussion of this matter.

	Each Property has a non-recourse note payable, secured by a first deed of trust. These notes bear fixed interest of 6.99% for Alderwood and 7.09% for Timberleaf.

	The terms of the notes require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,947,000 and $2,150,000 for Alderwood and Timberleaf, respectively, as of June 30, 2000. Until the Completion Date, as defined, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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



Results of Operations

	The job market and low unemployment rates are driving the strong demand for housing. According to the Employment and Development Department, the unemployment rate for Santa Clara County in the second quarter of 2000 averaged 2.0%, down from 2.3% in the first quarter. There was a net job gain of 10,600 compared to the end of the prior quarter. In the second quarter of 2000, the Properties marketed available units at rents that averaged $1,653 for one bedroom units and $2,082 for two bedroom units. Average occupied rent per unit for the quarter was $1,505 and average occupancy during the quarter was 99% for Alderwood and Timberleaf. As of June 30, 2000, Alderwood was 99% occupied and Timberleaf was 100% occupied.

	In the second quarter of 1999, the Properties marketed available units at rents that averaged $1,223 for one bedroom units and $1,552 for two bedroom units. Average occupied rent per unit for the quarter was $1,361 and average occupancy during the quarter was 97% for Alderwood and Timberleaf. As of June 30, 1999, Alderwood and Timberleaf were each 97% occupied.

	Excluding expenditures, relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, operating expenses increased 2%. The following second quarter operating expenses increased between years: Management Fees due principally to construction project management; Payroll, Benefits & Taxes due to bonus potential, maintenance salaries, health insurance, other employee benefits and workers' compensation. These increases were offset by decreases in Major Repairs and maintenance due to landscaping, bathroom and kitchen remodeling expenditures, On-Site Administration due to employee training and office supplies, Utilities due to the credit received from a reassessment of electricity and gas usage, Turnover Costs due to higher occupancy. Operating expenses, inclusive of hardboard siding related costs, increased 10%.

	Overall, net operating income increased 13% during the three months ended June 30, 2000 when compared to 1999.



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


							PROMETHEUS INCOME PARTNERS,
							a California Limited Partnership

							By:  PROMETHEUS DEVELOPMENT CO., INC.,
							     a California corporation,
							     It's General Partner



Date:   August 10, 2000				By: /s/ Vicki R. Mullins
							    Vice President




Date:   August 10, 2000				By: /s/ John J. Murphy
							    Vice President



EXHIBIT
  NO.                            DESCRIPTION
-------                           -----------
  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information.