Form 10-Q/A
period 2000-06-30
PROMETHEUS INCOME PARTNERS
filed 2000-08-14
CIK 803026

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



                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                 (Unaudited and in Thousands, Except for Unit Data)



                                                June 30,   December 31,
                                                  2000         1999
                                                --------    ---------


ASSETS

  Real Estate:
    Land, buildings and improvements            $ 30,502    $ 30,288
    Accumulated depreciation                      (8,531)     (8,183)
                                                --------     -------
                                                  21,971      22,105
  Cash and cash equivalents                        2,201       1,942
  Restricted cash                                  5,097       4,558
  Deferred expenses, net                             224         239
  Accounts receivable and other assets                61          29
                                                --------     -------

Total assets                                    $ 29,554    $ 28,873
                                                --------    --------
                                                --------    --------


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

  Notes payable                                 $ 26,036    $ 26,188
  Payables and accrued liabilities                   278         323
                                                --------    --------

Total liabilities                                 26,314      26,511
                                                --------     --------


General partner deficit                            (368)        (378)
Limited partners' capital
     18,995 limited partnership units
     issued and outstanding                       3,608        2,740
                                               --------     --------

Total partners' capital                           3,240        2,362
                                               --------     --------

Total liabilities and partners' capital        $ 29,554     $ 28,873
                                               --------     --------
                                               --------     --------



                 The accompanying notes are an integral
                  part of these financial statements.



                       PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                          STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

             (Unaudited and in Thousands, Except for Unit Data)


                                                  2000       1999
                                                -------     -------

REVENUES
  Rental                                        $ 1,595     $ 1,397
  Other income                                       24          50
  Interest income                                   104          64
                                                -------     -------

    Total revenues                                1,723       1,511
                                                -------      ------


EXPENSES
  Interest and amortization                         465         470
  Operating                                         405         382
  Depreciation                                      174         144
  Administrative                                     10          17
  Payments to general partner and affiliates:
    Management fees                                 104          74
    Operating and administrative                    138         125
                                                -------      ------

     Total expenses                               1,296       1,212
                                                -------      ------

NET INCOME                                      $   427      $  299
                                                -------      ------
                                                -------      ------


Net income per $1,000
  limited partnership unit                     $    22       $   16
                                               -------       ------
                                               -------       ------

Number of limited partnership
  units used in computation                     18,995       18,995
                                               -------       ------
                                               -------       ------



                The accompanying notes are an integral
                  part of these financial statements.



                      PROMETHEUS INCOME PARTNERS
                    a California Limited Partnership

                         STATEMENTS OF INCOME

              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

            (Unaudited and in Thousands, Except for Unit Data)


                                                        2000        1999
                                                      -------     -------

REVENUES
  Rental                                              $ 3,115     $ 2,797
  Other income                                             51          90
  Interest income                                         218         122
                                                      -------     -------

     Total revenues                                     3,384       3,009
                                                      -------     -------


EXPENSES
  Interest and amortization                               933         861
  Operating                                               773         624
  Depreciation                                            348         288
  Administrative                                           23          27
  Payments to general partner and affiliates:
    Management fees                                       182         147
    Operating and administrative                          247         227
                                                     -------       ------

     Total expenses                                     2,506       2,174
                                                      -------     -------

NET INCOME                                            $   878     $   835
                                                      -------     -------
                                                      -------     -------


Net income per $1,000
  limited partnership unit                            $    46     $    44
                                                      -------     -------
                                                      -------     -------

Number of limited partnership
  units used in computation                            18,995      18,995
                                                      -------     -------
                                                      -------     -------



                  The accompanying notes are an integral
                    part of these financial statements.



                        PROMETHEUS INCOME PARTNERS
                     a California Limited Partnership

                         STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                      (Unaudited and in Thousands)


                                                	  2000        1999
                                                       ------      -------


CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                          $   878      $   835
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                       348          288
       Amortization                                        15           15
 (Decrease) increase in accounts receivable
           and other assets                               (32)          43
 Decrease in payables
           and accrued liabilities                        (45)        (237)
                                                      -------       ------
   Net cash provided by operating activities            1,164          944
                                                       ------       ------


CASH FLOW FROM INVESTING ACTIVITIES
  Increase in fixed asset additions                      (214)        (132)
                                                      -------       ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                            (539)        (478)
  Principal reductions on notes payable                  (152)        (141)
                                                      -------       ------
    Net cash used for financing activities               (691)        (619)
                                                      -------       ------

  Net increase in cash and cash equivalents               259          193

  Cash and cash equivalents at beginning of year        1,942        1,183
                                                      -------      -------

  Cash and cash equivalents at end of period          $ 2,201      $ 1,376
                                                      -------      -------
                                                      -------      -------



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

Liquidity and Capital Resources

	Cash generated by operations during the first six months of 2000 was used to pay current operating expenses and debt service, including payments to the hardboard siding security accounts.

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