Form 10-K/A
period 1999-12-31
PROMETHEUS INCOME PARTNERS
filed 2000-09-07
CIK 803026

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


                    DOCUMENTS INCORPORATED BY REFERENCE

Prospectus, dated February 12, 1987, and Supplement No. 1, dated September 18, 1987, incorporated into Registration Statement Form S-11 (Registration #33-9164), thereto filed pursuant to Section 424(b) under the Securities Act of 1933, and Solicitation/Recommendation Statement pursuant to Section 14(d)(4) of the Securities Exchange Act of 1934, Schedule 14D-9, dated November 4, 1996 and Schedules 14D-91A, Amendments 1, 2 and 3, dated
November 15, 1996, December 12, 1996 and December 20, 1996, respectively
II, III and IV.

Exhibit index located on page 15







                               Table of Contents
                                   Form 10-K/A


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

      None.


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

     Each property has a non-recourse note payable, secured by a first deed of trust with Prudential Insurance Company of America (collectively, the "Notes"). These Notes originated in December 1999 and bear fixed interest of 6.99% for Alderwood, and 7.09% for Timberleaf, and are due in December 2007. Each deed of trust has been recorded with the County of Santa Clara's Recorder's Office. These notes originated in December 1997 and refinanced maturing first trust deeds with the same lender.

     The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,635,000 and $1,923,000 for Alderwood and Timberleaf, respectively, as of December 31, 1999. Until the Completion Date, as defined annually, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonablwe fees and expenses incurred by the lender shall be paid by the Partnership.

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

     Routine roofing inspection has uncovered failing roof substrate at dormer roof assemblies for both Alderwood and Timberleaf. The cause has been traced to inadequate venting of the roof space. The roof repair design and repair bids have been received and are currently being evaluated and a repair scope refined so this work may proceed as necessary. The passage of time and ongoing investigations have resulted in a number of deficiencies, other than the siding material being uncovered. Issues related to the hardboard siding and other construction defects are currently referred to as Construction Defects as this more accurately reflects the scope of work being undertaken at this time. For Alderwood, the estimated cost of repair, including siding and roof repairs and a component for projected lost rents, but not including attorney's fees or litigation costs, range from $9 to $10 million. The total calimed damages are $11,239,280. For Timberleaf, the estimated cost of repair, including siding and roof repairs and a component for projected lost rents, but no litigation costs, range from $6 to $7 million. The total claimed damages are $8,352,330.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


     Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses have fluctuated between years due principally to the destructive testing, emergency repairs and litigation fees associated with Hardboard Siding Defects. These three expenditure components of Hardboard Siding Defects have fluctuated based upon where in the litigation and repair cycles the Properties happen to be. After initial owner investigations, came the quantification phase wherein preliminary investigations subsequently led to extensive destructive testing and emergency repairs were undertaken to preserve the assets. Legal and expert consultant fees increased as the cases were prepared for the ensuing litigation. Once the cases were placed under the control of a Special Master, further investigations are ordered for both the plaintiff and defendants, thus reducing the costs of which are shared between the plaintiff and defendants, thus reducing the associated costs to the Partnership.

    	Overall, other than the fluctuation in operating expenses between years caused by the expenditures associated with the Hardboard Siding Defects and related litigation, the Properties' income streams have not been adversely impacted due to the immediate attention given to defects and the emergency repairs undertaken. Both Properties are located in Santa Clara County, in an area commonly referred to as Silicon Valley. the area has seen continued job growth and low unemployment, which has in turn created a housing shortage driving up the value of housing prices - both homes and apartment rents.

     Interest expense on Notes is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf commencing December 26, 1997. Monthly principal and interest payments under these notes are $114,659 and $63,597, respectively. (Through December 26, 1997, interest expense for the Properties on Notes was accrued at 10.375% with a pay rate of 6.25%, with the deferred interest added to principal and incurring additional interest expense at a rate of 4.125% thereon.)

     Depreciation and amortization remained consistent between 1999 and 1998. Depreciation expense was $573,000 and $569,000, in 1999 and 1998, respectively. Amortization was $30,000 each year.

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
                                                          =======    =======


                     The accompanying notes are an integral
                       part of these financial statements


                          PROMETHEUS INCOME PARTNERS
                       a California Limited Partnership

                          STATEMENTS OF OPERATIONS

             For the years ended December 31, 1999, 1998 and 1997

                     (In Thousands, Except for Unit Data)



                                                       1999     1998     1997
                                                      ------   ------   ------
REVENUES
  Rental (including revenue from affiliates
    of $0, $0 and $248, respectively)                 $5,674   $5,578   $5,256
  Interest                                               250      235      165
  Other                                                  182      178      137
                                                      ------   ------   ------
Total revenues                                         6,106    5,991    5,558


EXPENSES
  Interest and amortization                            1,881    1,898    2,716
  Operating                                            1,400    1,807    1,104
  Depreciation                                           573      569      551
  Administrative                                          40       43       41
  Payments to general partner and affiliates:
    Management fees                                      300      303      278
    Operating and administrative                         481      475      391
                                                      ------   ------   ------

    Total expenses                                     4,675    5,095    5,081
                                                      ------   ------   ------

NET INCOME                                            $1,431     $896     $477
                                                      ======    ====== =====


Net income per $1,000
  limited partnership
  unit                                                  $75       $47     $25
                                                      ======    ====== =====


Number of limited partnership
  units used in computation                          18,995    18,995   18,995
                                                     ======    ======   ======


                      The accompanying notes are an integral
                        part of these financial statements


                             PROMETHEUS INCOME PARTNERS
                          a California Limited Partnership

                       STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                 For the years ended December 31, 1999, 1998 and 1997

                                   (In Thousands)


                                                General   Limited
                                                Partner   Partners  Total
                                               --------   -------- ------
Balance as of December 31, 1996                  $(405)      $(38) $(443)

  Net Income                                         4        473    477
                                                --------  --------  -----
 Balance as of December 31, 1997                  (401)       435     34

  Net Income                                          9       887    896
                                               --------   -------  -----
Balance as of December 31, 1998                   (392)     1,322    930

  Net Income                                         14     1,417  1,431
                                               --------   ------- ------
Balance as of December 31, 1999                  $(378)    $2,739 $2,361
                                               ========   ======= ======


                     The accompanying notes are an integral
                       part of these financial statements




                             PROMETHEUS INCOME PARTNERS
                         a California Limited Partnership
                             STATEMENTS OF CASH FLOWS
               For the years ended December 31, 1999, 1998 and 1997
                                  (In Thousands)

                                                       1999     1998   1997
                                                     ------   ------   ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $1,431     $896     $477
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                     573      569      551
       Amortization                                      30       30       78
       Decrease (increase) in accounts
         receivable and other assets                     32     (42)        6
       Deferral of interest on notes payable             --       --  1,559
       (Decrease) increase in payables
         and accrued liabilities                       (101)     165   (195)
                                                     ------   ------  ------

       Net cash provided by operating activities      1,965    1,618  2,476
                                                     ------   ------  ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to buildings and improvements              (350)    (324)  (194)
                                                     ------   ------  ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal additions on notes payable                  --      --   26,723
  Principal reductions on notes payable                (288)  (247) (26,807)
  Additions to deferred financing costs                  --    (15)    (284)
  Increase in restricted cash                          (568)  (487)  (3,503)
                                                     ------   ------ ------

       Net cash used for financing activities          (856)  (749) (3,871)
                                                     ------   ----- ------


Net increase (decrease) in cash                         759    545  (1,589)

Cash and cash equivalents at beginning of year        1,183    638   2,227
                                                     ------   ----- ------

Cash and cash equivalents at end of year             $1,942 $1,183    $638
                                                    ======= ======  ======


Supplemental disclosure of non cash transaction
   Deletion of fully amortized financing costs       $    0  $  773 $    0
                                                    =======  =====  ======


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

     Real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. At December 31, 1999, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value. However, no provision has been made to record any impairment that might arise due to construction defect problems. (See Note 4 for further discussion.) Emergency repairs undertaken to preserve the real estte due to construction defects have not been capitalized. The materials affected by emergency repairs will have to be removed and replaced when the construction defects are permanently repaired.

     Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 40 years, as follows.

             		Buildings                   40 years
               Land Improvements           30 years
               Structural improvements     30 years
               Personal property            5 years

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


                       NOTES TO FINANCIAL STATEMENTS (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net income or loss for financial reporting purposes differs from the net income or loss for income tax reporting purposes primarily due to differences in useful lives and depreciation methods for buildings and improvements and amortization of construction period interest and taxes. Syndication costs incurred in raising Limited Partner's capital were charged to Limited Partners' capital.

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

     Routine roofing inspection has uncovered failing roof substrate at dormer roof assemblies for both Alderwood and Timberleaf. The cause has been traced to inadequate venting of the roof space. The roof repair design and repair bids have been received and are currently being evaluated and a repair scope refined so this work may proceed as necessary. The passage of time and ongoing investigations have resulted in a number of deficiencies, other than the siding material being uncovered. Issues related to the hardboard siding and other constructio defects are currently referred to as Construction Defects as this more accurately reflects the scope of work being undertaken at this time. For Alderwood, the estimated cost of repair, including siding and roof repairs and a component for projected lost rents, but not including attorney's fees or litigation costs, range from $9 to $10 million. The total claimed damages are $11,239,280. For Timberleaf, the estimated cost of repair, including siding and roof repairs and a component for projected lost rents, but no litigation costs, range from $6 to $7 million. The total claimed damages are $8,352,330.

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


                                    PROMETHEUS INCOME PARTNERS,
                                    a California Limited Partnership

                                    By PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    Its General Partner




Date:   September 6, 2000            By  /s/ Vicki R. Mullins
                                        Vice President





Date:   September 6, 2000            By  /s/ John J. Murphy
                                        Vice President


     Supplemental Information to be furnished with Report, filed pursuant to Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

     None