Form 10-Q/A
period 2000-03-31
PROMETHEUS INCOME PARTNERS
filed 2000-09-07
CIK 803026

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


                                 PROMETHEUS INCOME PARTNERS,
                                 a California Limited Partnership

                                 By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                      a California corporation,
                                      It's General Partner



Date:   September 6, 2000        By: /s/ Vicki R. Mullins
                                         Vice President




Date:   September 6, 2000         By: /s/ John J. Murphy
                                         Vice President


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information.