Form 10-Q
period 2000-09-30
PROMETHEUS INCOME PARTNERS
filed 2000-11-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)

                   Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000       Commission File No. 000-16950

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

        Historically the Registrant's Form 10-Q filings have not made any adjustments for the capitalization of improvements except in conjunction with the year-end financial statements. While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.



                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                               BALANCE SHEETS

                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

             (Unaudited and In Thousands, Except for Unit Data)


                                                  September 30,    December 31,
	                                                 2000            1999
						  		   ------------    ------------

ASSETS
  Real Estate:
      Land, buildings and improvements             $    30,635    $     30,288
      Accumulated depreciation                          (8,714)         (8,183)
						   		   ------------   ------------
                                                        21,921          22,105

Cash and cash equivalents                                2,823           1,942
Restricted cash                                          5,176           4,558
Deferred expenses, net                                     217             239
Accounts receivable and other assets                        39              29
						  		   -----------    ------------
      Total assets                                 $    30,176    $     28,873
						  		   -----------    ------------
					 	  		   -----------    ------------


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Notes payable                                      $    25,958    $     26,188
Payables and accrued liabilities                           389             323
						               -----------    ------------

      Total liabilities                                 26,347          26,511
						               -----------    ------------

General partner capital deficit                           (363)           (378)
Limited partners' capital
      18,995 limited partnership units
      issued and outstanding                             4,192           2,740
						               -----------    ------------
      Total partners' capital                            3,829           2,362

Total liabilities and partners' capital            $    30,176    $     28,873
								   -----------    ------------
								   -----------    ------------


                    The accompanying notes are an integral
                      part of these financial statements.


                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                            STATEMENTS OF INCOME

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

             (Unaudited and In Thousands, Except for Unit Data)


	                                                     2000         1999
							               --------     --------
REVENUES
  Rental                                                 $  1,724     $  1,422
  Other income                                                 20           55
  Interest income                                             117           49
							               --------     --------
       Total revenues                                       1,861        1,526
							               --------     --------
EXPENSES
  Interest and amortization                                   465          470
  Operating                                                   368          325
  Depreciation                                                173          142
  Administrative                                               18           14
  Payments to general partner and affiliates:
    Operating and administrative                              143          121
    Management fees                                            92           74
							               --------     --------
       Total expenses                                       1,259        1,146
							               --------     --------

NET INCOME                                               $    602     $    380
							               --------     --------
							               --------     --------


Net income per $1,000
  limited partnership unit                               $     31     $     20
							               --------     --------
							               --------     --------


Number of limited partnership
  units used in computation                                18,995       18,995
							               --------     --------
							               --------     --------


                    The accompanying notes are an integral
                      part of these financial statements.







                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                            STATEMENTS OF INCOME

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

             (Unaudited and In Thousands, Except for Unit Data)


                                                           2000         1999
							               --------     --------


REVENUES
      Rental                                             $  4,839     $  4,219
      Other income                                             71          149
      Interest income                                         335          172
							               --------     --------
      Total revenues                                        5,245        4,540
							               --------     --------
EXPENSES
      Interest and amortization                             1,397        1,331
      Operating                                             1,176          946
      Depreciation                                            531          433
      Administrative                                           41           46
      Payments to general partner and affiliates:
        Operating and administrative                          358          351
        Management fees                                       274          221
							               --------     --------
      Total expenses                                        3,777        3,328
							               --------     --------

NET INCOME                                               $  1,468     $  1,212
							               --------     --------
							               --------     --------


      Net income per $1,000
      limited partnership unit                           $     77     $     63
							               --------     --------
									   --------     --------


      Number of limited partnership
      units used in computation                            18,995       18,995
							               --------     --------
							               --------     --------



                    The accompanying notes are an integral
                      part of these financial statements.




                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                          STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                        (Unaudited and In Thousands)


                                                           2000       1999
							              --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
      Net income                                        $  1,468    $  1,212
      Adjustments to reconcile net income
      to cash provided by operating activities:
        Depreciation                                         531         433
        Amortization                                          22          22
        (Increase) decrease in accounts receivable and
           other assets                                      (10)         35
        Decrease (increase) in payables and accrued
           liabilities                                        65        (145)

        Net cash provided by operating activities          2,076       1,557
							              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in fixed assets additions                  (347)       (183)
							              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in restricted cash                         (618)       (512)
        Principal reductions on notes payable               (230)       (214)
							              --------    --------

        Net cash used for financing activities              (848)       (726)
							              --------    --------


Net increase in cash and cash equivalents                    881         648

Cash and cash equivalents at beginning of year             1,942       1,183
							              --------    --------
Cash and cash equivalents at end of period              $  2,823    $  1,831
							              --------    --------
							              --------    --------





                    The accompanying notes are an integral
                      part of these financial statements.




                         PROMETHEUS INCOME PARTNERS
                      a California Limited Partnership

                       NOTES TO FINANCIAL STATEMENTS


1.     THE PARTNERSHIP

       Prometheus Income Partners, a California Limited Partnership (the Partnership"),was formed to construct, invest in, operate and ultimately sell two multi-family apartment projects ("Properties"), Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), located in Santa Clara, California. The General Partner is Prometheus Development Co., Inc., a California corporation.

       The financial information has been restated to reflect capitalization of improvements on a basis consistent with the practice followed annually. The financial information included herein at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 1999 was derived from the Partnership's audited annual report for 1999.

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


3.     CONSTRUCTION DEFECTS

     In June 1996, Prometheus Development Co. learned that the hardboard siding used at both Alderwood and Timberleaf was beginning to fail. That was the first indication of potential product failure at these properties, and the general partner commissioned a survey of the sites.







                       NOTES TO FINANCIAL STATEMENTS

3.     CONSTRUCTION DEFECTS (Continued)


       On June 26, 1996, experts conducted the first visual inspection of Alderwood with respect to the defects on behalf of Prometheus Income Partners. Throughout 1997 and 1998, the partnership inspected and investigated Alderwood with respect to the construction defects, and in March and November 1998, various defendants inspected and investigated Adlerwood as well. Similarly, on July 11, 1996 experts conducted the first visual inspection of Timberleaf. Additional investigations took place in 1997, 1998 and 2000.

       As of the dates of these inspections, moisture had accumulated in the walls of these projects through a combination of construction defects and endemic problems with the hardboard siding. Sufficient moisture over time causes rot and decay in the wood, framing and siding which necessitates repairs which, in some cases, are structural in nature. Rot and decay, which form inside the wall, are not visible, and until rot and decay have caused changes in the physical appearance of the exterior of the buildings, it is difficult to ascertain all the locations where rot and decay exist. On September 23, 1996, Prometheus Income Partners filed two lawsuits against the siding manufacturer, the general contractor, the subcontractors and the architects, one for each of its properties, regarding problems at the properties stemming from the hardboard siding. Each of these persons has denied responsibility for the defects. In October 1997, a cross-claim was filed by one of the defendants in each of these lawsuits against the partnership seeking relief against other parties to the litigation if either filing party is found liable in the litigation. This cross claim was tendered to the partnership's insurance carrier, counsel for whom has denied all allegations. The general partner does not believe there is a substantial risk of recovery against the partnership on this claim, but there is no assurance a judgment will not be rendered against the partnership based on this claim.

       As part of the inspections discussed above, certain structural issues caused by the defects in the hardboard siding were uncovered at Alderwood and Timberleaf and were rebuilt as part of an immediate repair process. Prometheus Development Co. subsequently determined that additional immediate repairs were necessary, which, with the exception of roof repairs noted below, have been completed. Prometheus Development Co. continues to monitor the condition of the property to look for any other signs of rot and decay that would necessitate immediate attention and repair.

       In addition to the hardboard siding problems, in September 1999 routine roofing inspection uncovered failing roof substrate at dormer roof assemblies for Alderwood and Timberleaf. Prometheus Development Co. traced the cause of this roofing problem to inadequate venting of the roof space. Inadequate venting leads to condensation in roof areas. This has been sufficient to cause deflection and decay of the roof and its structural support, requiring replacement. Prometheus Development Co. is in the process of getting roof repair design and repair bids, some of which have been received, and is evaluating these bids and defining the scope of necessary repairs (a small fraction of which have been made to date).




                       NOTES TO FINANCIAL STATEMENTS

3.     CONSTRUCTION DEFECTS (Continued)


       Based on information currently available to the general partner, damages and economic loss appear to be in the range of $19-$20 million.

       Since 1997, both cases have been under the supervision of a Special Master who is appointed and empowered by the court to assist in resolving the cases. Investigations and other subsequent discoveries have been ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master in March 1998 for Alderwood and May 1998 for Timberleaf, has produced a preliminary issues list which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution. Additional testing and investigations have been conducted periodically on the properties and continue to be performed from time to time.

       The first settlement conference supervised by the Special Master was held on March 11, 1997 among the various defendants and Prometheus Income Partners. Since then, there have been conferences with respect to Timberleaf in May, June, September and December 1997, April, June, August, October and December 1998, and February, June and October 1999. There have also been conferences with respect to Alderwood in January, March, April, September, October and November of 1999. None of these conferences produced a settlement, and so on May 5, 2000, the judge ordered another mandatory settlement conference to be held on August 16, 2000. No settlement was reached at this conference. It is possible that a settlement of pending litigation can occur anytime, but based on the lack of any agreement on the terms or parameters of a settlement arising out of prior settlement conferences and discussions, and that the sides are far apart in terms of the framework for any potential settlement, Prometheus Development Co. believes settlement in the near term to be unlikely. A trial date is expected to be set by the superior court for the second quarter of 2001.

       Under applicable law and court rules, a trial date must be set prior to September 9, 2001, five years after Prometheus Development Co. filed the initial complaints. The discovery of additional construction defect problems, as discussed above, may result in additional delays.

       The terms of the mortgages on the properties require that a security account be maintained for each property to cover contingent liabilities with respect to defects in the properties' hardboard siding. These security accounts are additional collateral for the lender, and total, as of September 30, 2000, approximately $5,176,000. Because there is no current prospect for settling the hardboard siding litigation or of refinancing the properties to remove these covenants, there are no current prospects for the liquidation and distribution of these accounts to limited partners.

       In addition to the security accounts mandated under the partnerships' financing arrangements, Prometheus Development Co. has determined that it is in the best interest of the partnership




                       NOTES TO FINANCIAL STATEMENTS

3.     CONSTRUCTION DEFECTS (Continued)

to continue building reserves for the potential cost of dealing with known and unknown construction defects. Prometheus Development Co. currently maintains an additional account totaling as of September 30, 2000 approximately $2,154,000, which is primarily intended to cover additional contingent liabilities related to the hardboard siding defects and other matters.

       The extent and magnitude of the construction defects continues to worsen with time. Prometheus Development Co. believes that Prometheus Income Partners can no longer wait for the cases to be resolved and has authorized the start of repairs using the cash reserve funds currently held. As of September 30, 2000, Prometheus Income Partners has spent approximately $1,550,000 on emergency repairs and litigation expenditures. Assuming that the litigation is not successfully resolved, over the next twelve months the partnership anticipates spending approximately $1,900,000 to $2,400,000 on additional urgent repairs. It is anticipated that funds held in reserve are not adequate to repair the entire project, so completion of the most critical projects will be prioritized. The cost of pursuing litigation also is significant. Prometheus Development Co. cannot predict or estimate what amounts, if any, will be recovered through litigation.

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

Liquidity and Capital Resources

       Cash generated by operations during the first nine months of 2000 was used to pay current operating expenses and debt service, including payments to the hardboard siding security account.

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

       The terms of the notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $2,993,000 and $2,183,000 for Alderwood and Timberleaf, respectively, as of September 2000. Until the Completion Date, as defined, an additional 10% of the initial contributions, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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




Results of Operations

       During the past year, Santa Clara County has continued to experience growth in the creation of new jobs; the unemployment rate fell to a low of 3.1%. This continued job growth has helped offset the impact of new housing developed. The increased demand allowed for increases in market rates during the third quarter on both unit types at both properties. In the third quarter of 2000, the properties marketed available units at rents that averaged $1,832 for one-bedroom units and $2,238 for two bedroom units. Average occupied rent per unit for the quarter was $1,620 and average occupancy during the quarter was 98% for both Alderwood and Timberleaf. As of September 30, 2000, Alderwood and Timberleaf were 99% and 100% occupied, respectively.

       In the third quarter of 1999, the properties marketed available units at rents that averaged $1,334 for one-bedroom units and $1,569 for two bedroom units. Average occupied rent per unit for the quarter was $1,378, and average occupancy during the quarter was 98% for both Alderwood and Timberleaf. As of September 30, 1999, Alderwood and Timberleaf were both 98% occupied.

       Excluding expenditures, relating to quantification of the extent of damage to the hardboard siding and associated litigation costs, and other construction defects, operating expenses increased 13%. The following third quarter operating expenses increased between years: Payroll, Benefits and Taxes primarily due to rental agent commissions and employee benefits; On-Site Administration due to employee training and help wanted ads; Management Fees due to increased revenue and timing of construction management; Professional Services due to increased unlawful detainers filed; and Major Repairs & Maintenance primarily due to fountain repairs and landscaping. These increases were offset by decreases in expenses between years for: Repairs & Maintenance due to window cleaning and fire prevention, and a decease in supplies purchased for lighting, glass and screens, and doors, locks and keys; and Miscellaneous Partnership primarily due to the timing of the audit and tax services. Operating expenses, inclusive of hardboard siding related costs, increased 16%.

       Overall, net operating income increased 19% during the three months ended September 30, 2000 when compared to 1999.






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


                                       PROMETHEUS INCOME PARTNERS,
                                       a California Limited Partnership

                                       By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                            a California corporation,
                                            it's General Partner


Date:  November 10, 2000              By:  /s/ Vicki R. Mullins
                                           Vice President


Date:  November 10, 2000               By: /s/ John J. Murphy
                                           Vice President