Form 10-K
period 2000-12-31
PROMETHEUS INCOME PARTNERS
filed 2001-04-02
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For the Year Ended December 31, 2000                            Commission File
                                                                    No. 0-16950

Prometheus Income Partners, a California Limited Partnership
- ------------------------------------------------------------
   (Exact Name of Registrant as Specified in its Charter)


            California                                          77-0082138
- --------------------------------------------              ---------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


350 Bridge Parkway
Redwood City, CA                                                94065-1517
- --------------------------------------------              ---------------------
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

                         Yes    X            No
                              -----             -----

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

Exhibit index located on page 16

                                Table of Contents
                                    Form 10-K


Part I                                                                      Page

   Item 1  Business............................................................3
   Item 2  Properties..........................................................4
   Item 3  Legal Proceedings...................................................5
   Item 4  Submission of Matters to Vote of Security Holders...................5

Part II

   Item 5  Market for Registrant's Units and Related Security Holder Matters...6
   Item 6  Selected Financial Data.............................................7
   Item 7  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations.............................................8
   Item 8  Financial Statements and Supplementary Data........................13
   Item 9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................13

Part III

   Item 10 Directors and Executive Officers of the Registrant.................14
   Item 11 Executive Compensation.............................................14
   Item 12 Security Ownership of Certain Beneficial Owners and Management.....15
   Item 13 Certain Relationships and Related Transactions.....................15

Part IV

   Item 14 Exhibits, Financial Statement Schedules and
             Reports on Form 8-K...........................................16-30

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

        Alderwood and Timberleaf are encumbered by first mortgage liens, which secure promissory notes payable in the amount of $16,703,000 and $9,176,000, respectively. The notes (collectively, the "Notes") bear interest at the rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf, and mature in 2007. The Notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.

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

        B) At December 31, 2000, the 18,995 outstanding Units were held by 1,001 investors.

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

            On June 27, 2000, Everest Properties II, LLC ("Everest"), an unrelated third party made a tender offer for up to 2% of the units, or 379 units, for $650 per unit. This tender expired by its terms on July 31, 2000. Under the terms of the Partnership Agreement, Everest was admitted as a limited partner on October 1, 2000 with respect to 289 units that were tendered pursuant to this tender offer, 1.522% of the total outstanding units.

            On March 5, 2001, Everest made an additional tender offer for up to 300 units, or 1.579% of the outstanding units, for $800 per unit. The tender offer expires on March 30, 2001.

        D) Distributions to Limited Partners began with the quarter ending September 30, 1987. Cash distributions were suspended in 1996. See
            Item 7, Liquidity and Capital Resources and Construction Defects for discussions concerning the deferment of distributions.

            No distributions were made for 1997, 1998, 1999 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

        The following represent selected financial data for the Partnership for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.




                                                   For the Years Ended December 31,
                                      ----------------------------------------------------

                                      2000       1999      1998      1997       1996
                                      ----       ----      ----      ----       ----
                                                 (In Thousands, Except for Unit Data)

Rental revenues                       $6,695     $5,674    $5,578    $5,256     $4,813

Net income (loss)                     $2,409     $1,431    $896      $477       $ (173)

Net income (loss)
  per $1,000 limited
    partnership unit                  $126       $75       $47       $25        $ (9)

Cash and cash equivalents per
  $1,000 limited partnership unit,
   subsequent to Limited
      Partner distributions           $186       $101      $62       $34        $117

Number of units used in
    computation                       18,995     18,995    18,995     18,995    18,995

Total assets                          $31,088    $28,873   $27,830   $27,016    $25,259

Notes payable                         $25,879    $26,188   $26,476   $26,723    $25,248

Cash distributions per
  $1,000 limited partnership
    unit, representing a
      return of capital               $ --       $--       $--       $--        $20



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Introduction
- ------------

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


Liquidity and Capital Resources
- -------------------------------

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

        The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,039,000 and $2,217,000 for Alderwood and Timberleaf, respectively, as of December 31, 2000. Until the Completion Date, as defined annually, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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

        Cash and cash equivalents not being held by the lender are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $3,568,000, $1,942,000, and $1,183,000 at December 31, 2000,
1999 and 1998, respectively. The reinstatement and level of future distributions will be dependent on several factors, including the degree of damage caused by the Construction Defects, determination of liability for potential costs and expenses of dealing with the Construction Defects problems, and continued stabilized operations at the Properties.


Construction Defects
- --------------------

        In June 1996, the general partner learned that the hardboard siding used at both Alderwood and Timberleaf was beginning to fail. That was the first indication of potential product failure at these properties, and the general partner commissioned a survey of the sites.

        On June 26, 1996, experts conducted the first visual inspection of Alderwood with respect to the defects on behalf of Prometheus Income Partners. Throughout 1997 and 1998, the partnership inspected and investigated Alderwood with respect to the construction defects, and in March and November 1998, various defendants inspected and investigated Alderwood as well. Similarly, on July 11, 1996 experts conducted the first visual inspection of Timberleaf. Additional investigations took place in 1997, 1998 and 2000.

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

        As part of the inspections discussed above, certain structural issues caused by the defects in the hardboard siding were uncovered at Alderwood and Timberleaf and were rebuilt as part of an immediate repair process. The general partner subsequently determined that additional immediate repairs were necessary, which, with the exception of roof repairs noted below, have been completed. The general partner continues to monitor the condition of the property to look for any other signs of rot and decay that would necessitate immediate attention and repair.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


        In addition to the hardboard siding problems, in September 1999 routine roofing inspection uncovered failing roof substrate at dormer roof assemblies for Alderwood and Timberleaf. The general partner traced the cause of this roofing problem to inadequate venting of the roof space. Inadequate venting leads to condensation in roof areas. This has been sufficient to cause deflection and decay of the roof and its structural support, requiring replacement. The general partner received design specifications for remedial roof repairs and has completed a prototype repair of four dormer roof assemblies. The General Partner has executed a contract for those dormer roof assemblies identified by the Partnership's consulting engineer as in need of immediate repairs. These repairs are currently underway.

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

        The first settlement conference supervised by the Special Master was held on March 11, 1997 among the various defendants and Prometheus Income Partners. Since then, there have been conferences with respect to Timberleaf in May, June, September and December 1997, April, June, August, October and December 1998, and February, June and October 1999. There have also been conferences with respect to Alderwood in January, March, April, September, October and November of 1999. None of these conferences produced a settlement, and so on May 5, 2000, the judge ordered another mandatory settlement conference to be held on August 16, 2000. No settlement was reached at this conference. It is possible that a settlement of pending litigation can occur anytime. The Partnership has entered into a settlement with one of the principal defendants in these actions, subject to court approval. A trial date has been set for Timberleaf on May 14, 2001, and Alderwood's trial is set to commence immediately thereafter.

        The terms of the mortgages on the properties require that a security account be maintained for each property to cover contingent liabilities with respect to defects in the properties' hardboard siding. These security accounts are additional collateral for the lender, and total, as of December 31, 2000, approximately $5,256,000. Because there is no current prospect for settling the hardboard siding litigation nor the Partnership's intention of refinancing the properties to remove these covenants, there are no current prospects for the liquidation and distribution of these accounts to limited partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

        In addition to the security accounts mandated under the partnerships' financing arrangements, the general partner has determined that it is in the best interest of the partnership to continue building reserves for the potential cost of dealing with known and unknown construction defects. The general partner currently maintains an additional account totaling as of December 31, 2000 approximately $2,885,000, which is primarily intended to cover additional contingent liabilities related to the construction defects and other matters.

        The extent and magnitude of the construction defects continues to worsen with time. The general partner believes that Prometheus Income Partners can no longer wait for the cases to be resolved and has authorized the start of repairs using the cash reserve funds currently held. As of December 31, 2000, Prometheus Income Partners has spent approximately $1,568,000 on emergency repairs and litigation expenditures. Assuming that the litigation is not successfully resolved, over the next twelve months the partnership anticipates spending approximately $1,900,000 to $2,400,000 on additional urgent repairs. It is anticipated that funds held in reserve are not adequate to repair the entire project, so completion of the most critical projects will be prioritized. The cost of pursuing litigation also is significant. The general partner cannot predict or estimate what amounts, if any, will be recovered through litigation.

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


Operations
- ----------

        For the years ended December 31, 2000, 1999, and 1998, the average occupied rent obtained from leased units, and the average occupancy were as follows:

                                     Average Occupied Rental Rates
                                     -----------------------------

                                        2000       1999      1998
                                        ----       ----      ----

         One Bedroom Units            $1,641     $1,285    $1,222
         Two Bedroom Units            $2,115     $1,567    $1,546

                                            Average Occupancy
                                            -----------------

                                        2000       1999      1998
                                        ----       ----      ----

         Alderwood                       98%        97%       97%
         Timberleaf                      99%        97%       96%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

        Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses have fluctuated between years due principally to the destructive testing, emergency repairs and litigation fees associated with Hardboard Siding Defects. These three expenditure components of Hardboard Siding Defects have fluctuated based upon where in the litigation and repair cycles the Properties happened to be. After initial owner investigations, came the quantification phase wherein preliminary investigation subsequently led to extensive destructive testing and emergency repairs were undertaken to preserve the assets. Legal and expert consultant fees increased as the cases were prepared for the ensuing litigation. Once the cases were placed under the control of a Special Master, further investigations are ordered for both the plaintiff and defendants, thus reducing the costs of which are shared between the plaintiff and the defendants, thus reducing the associated costs to the Partnership.

        Overall, other than the fluctuation in operating expenses between years caused by the expenditures associated with the Hardboard Siding Defects and related litigation, the properties' income streams have not been materially impacted due to the immediate attention given the defects and the emergency repairs undertaken. Both Properties are located in Santa Clara County, in an area commonly referred to as Silicon Valley. The area has seen continued job growth and low unemployment, which has in turn created a housing shortage driving up the value of housing prices--both homes and apartment rents.

        Interest expense on Notes is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf commencing December 26, 1997. Monthly principal and interest payments under these notes are $114,659 and $63,587, respectively. (Through December 26, 1997, interest expense for the Properties on Notes was accrued at 10.375% with a pay rate of 6.25%, with the deferred interest added to principal and incurring additional interest expense at a rate of 4.125% thereon.)

        Depreciation and amortization remained consistent between 2000 and 1999. Depreciation expense was $618,000 and $573,000 in 2000 and 1999, respectively. Amortization expense was $30,000 each year.

        Although inflation impacts the Partnership's expenses, increases in expenses can sometimes be offset by increases in rental rates. However, the ability to affect increases in rental rates may be impacted by market conditions such as the supply of rental housing or local economic conditions. As noted in a preceding paragraph, average occupied rental rates from 1999 to 2000 increased 28%, and from 1998 to 1999 increased 3%. Certain expenses, such as property taxes and debt service, may not be impacted by inflation. Property taxes are affected primarily by limits placed by legislation. Debt financing is at a fixed rate.


ITEM 7a.QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

        The Company has no debt subject to variable rates of interest and does not invest in derivatives or similar types of instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        As reported in a Form 8-K filing of March 5, 2001, (see Item 14[b]), the sole director in a Consent to Action Without Meeting of the Board of Directors of Prometheus Development Co., Inc., as General Partner of Prometheus Income Partners, a California limited partnership (the "Company"), dated February 26, 2001, approved the engagement of Ernst & Young LLP as its independent auditors for the calendar year ending December 31, 2000 to replace the firm of Arthur Andersen LLP, who were dismissed as auditors of the Company.

        The reports of Arthur Andersen LLP on the Company's financial statements for the past two calendar years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1998 and 1999, and in the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the matter in their report.

        There are no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

        In accordance with the rules of the Securities and Exchange Commission, the Company provided Arthur Andersen LLP a copy of the disclosures made under The Form 8-K filing of March 5, 2001. Arthur Andersen LLP's response to that disclosure was included in the afore referenced Form 8-K filing.

        Further, the Company has not consulted with Ernst & Young LLP during the two years ended December 31, 2000, and during the subsequent period to the date hereof, on either the application of accounting principles or the type of opinion Ernst & Young LLP might issue on the Company's financial statements.

                                    PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The   Partnership   has  no  directors  or   executive   officers.   For
informational purposes only, the following are the names and additional information relating to controlling persons, directors, executives and senior management of Prometheus Development Co., Inc., the General Partner of the Registrant.

Sanford N. Diller. Age 72. President,  Secretary and sole Director. Mr. Diller supervises the acquisition, disposition and financial structuring of properties. Mr. Diller founded the General Partner, and effectively controls all of its outstanding stock. Mr. Diller received his undergraduate education at the University of California at Berkeley and his Doctor of Jurisprudence from the University of San Francisco. He has been an attorney since 1953. Since the mid 1960's, he has been involved in the development and/or acquisition of more than 70 properties, totaling more than 13,000 residential units and over 2,000,000 square feet of office space.

Vicki R.  Mullins.  Age 41.  Vice  President.  Ms.  Mullins'  responsibilities include supervising all property operations, information systems and finance, as well as manages the disposition and financial structuring of properties. Ms. Mullins came to Prometheus Development Co. from The Irvine Company where she spent seven years as Vice President of Finance and Accounting, and Director of Internal Controls. Prior to the Irvine Company, she spent six years with Ernst & Young as an audit manager. Ms. Mullins is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of Illinois.

John J. Murphy. Age 38. Vice President. Mr. Murphy's responsibilities include managing all financial, accounting and reporting activities, and insurance. Mr. Murphy came to Prometheus Development Co. from KPMG Peat Marwick where he spent seven years and was a Senior Manager. He is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of San Francisco.


ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         (a)Other than PIP Partners - General, LLC ("PIP Partners"), an affiliate of the General Partner, which owns 18.1679%, of the outstanding units, no person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Units.

         (b)The General Partner owns no Units. However, the General Partner, pursuant to the Partnership Agreement, has discretionary control over most of the decisions made for the Partnership. The executive officers of the General Partner, as a group, own no Units.

            PIP Partners, acquired 7.5283% of outstanding Limited Partner Units in the Partnership during 1997. (See Item 5 for further discussion.) During 1998, 1999 and 2000, PIP Partners acquired .716%, 1.2371% and 8.6865% of outstanding Limited Partner Units, respectively. As of December 31, 2000 PIP Partners owns 18.1679% of the outstanding Units.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a) 1. FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP, INDEPENDENT PUBLIC ACCOUNTANTS
                                                                            Page
                                                                            ----
          Report of Ernst & Young LLP, Independent Auditors...................17

          Report of Arthur Anderson LLP, Independent Auditors.................18

        Financial Statements:

          Balance Sheets as of December 31, 2000 and 1999.....................19

          Statements of Operations for the years ended
            December 31, 2000, 1999 and 1998..................................20

          Statements of Partners' Capital (Deficit) for the
            years ended December 31, 2000, 1999 and 1998......................21

          Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998..................................22

          Notes to Financial Statements.......................................23


    2.  FINANCIAL STATEMENT SCHEDULES:

          Schedule III - Real Estate and Accumulated Depreciation .........29-30

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) The following reports on Form 8-K's were filed during the period covered by this report.

           The company filed Form 8-K on November 27, 2000, with respect to matters not required to be disclosed in a Form 10-K filing.

           The company filed Form 8-K on March 5, 2001, with respect to the notification of the change in accounting firms for the fiscal year ended December 31, 2000.

           The company filed Form 8-K on March 12, 2001 with respect to matters not required to be disclosed in a Form 10-K filing.

(c)     No additional  exhibits  are   required   pursuant  to  Item  601(b)  of
        Regulation S-K.

                Report of Ernst & Young LLP, Independent Auditors


To the Partners
Prometheus Income Partners,
A California Limited Partnership:

We have audited the accompanying balance sheet of Prometheus Income Partners (a California Limited Partnership) as of December 31, 2000, and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners (a California Limited Partnership) at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP


San Francisco, California
March 9, 2001

               REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS


To the Partners of
Prometheus Income Partners,
a California Limited Partnership:

We have audited the accompanying balance sheet of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners, a California Limited Partnership, as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP


San Francisco, California
March 28, 2000

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                 BALANCE SHEETS

                        As of December 31, 2000 and 1999

                      (In Thousands, Except for Unit Data)

                                                            2000            1999
                                                         -------         -------
ASSETS

   Real Estate
     Land, buildings and improvements                    $30,778         $30,288
     Accumulated depreciation                            (8,801)         (8,183)
                                                         -------         -------
                                                          21,977          22,105

   Cash and cash equivalents                               3,568           1,942
   Restricted cash                                         5,256           4,558
   Deferred financing costs, net of
     accumulated amortization of $90 and $60                 209             239
   Accounts receivable and other assets                       78              29
                                                         -------         -------

     Total assets                                        $31,088         $28,873
                                                         =======         =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Notes payable                                         $25,879         $26,188
   Accounts payable and accrued liabilities                  439             324
                                                         -------         -------

     Total liabilities                                    26,318          26,512
                                                          ------          ------

   Commitments and contingencies (see Note 4)

   Partner Capital (Deficit)
     General partner deficit                               (354)           (378)
     Limited partners' capital,
       18,995 limited partnership
       units issued and outstanding                        5,124           2,739
                                                           -----           -----

     Total partners' capital (deficit)                     4,770           2,361
                                                           -----           -----

     Total liabilities and partners' capital (deficit)   $31,088         $28,873
                                                         =======         =======








                     The accompanying notes are an integral
                       part of these financial statements

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

              For the years ended December 31, 2000, 1999 and 1998

                      (In Thousands, Except for Unit Data)



                                                     2000      1999      1998
                                                  -------   -------   -------

 REVENUES
    Rental                                        $ 6,695   $ 5,674   $ 5,578
    Interest                                          464       250       235
    Other                                              88       182       178
                                                  -------   -------   -------

      Total revenues                                7,247     6,106     5,991
                                                  -------   -------   -------


 EXPENSES
    Interest and amortization                       1,860     1,881     1,898
    Operating                                       1,421     1,400     1,807
    Depreciation                                      618       573       569
    Administrative                                     40        40        43
    Payments to general partner and affiliates:
      Management fees                                 372       300       303
      Operating and administrative                    527       481       475
                                                   ------   -------   -------

      Total expenses                                4,838     4,675     5,095
                                                  -------   -------   -------

 NET INCOME                                       $ 2,409   $ 1,431   $   896
                                                  =======   =======   =======
 Net income per $1,000
    limited partnership
    unit                                          $   126   $    75   $    47
                                                  =======   =======   =======
 Number of limited partnership
    units used in computation                      18,995    18,995    18,995
                                                  =======   =======   =======






                     The accompanying notes are an integral
                       part of these financial statements

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              For the years ended December 31, 2000, 1999 and 1998

                                 (In Thousands)


                                                General    Limited
                                                Partner   Partners      Total
                                                -------   --------     ------

Balance as of December 31, 1997                  $(401)       $435        $34

   Net Income                                         9        887        896
                                                -------     ------     ------

Balance as of December 31, 1998                   (392)      1,322        930

     Net Income                                      14      1,417      1,431
                                                -------     ------     ------

Balance as of December 31, 1999                   (378)      2,739      2,361

     Net Income                                      24      2,385      2,409
                                                -------     ------     ------

Balance as of December 31, 2000                  $(354)     $5,124     $4,770
                                                =======     ======     ======








                     The accompanying notes are an integral
                       part of these financial statements

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2000, 1999 and 1998
                                 (In Thousands)


                                                      2000       1999      1998
                                                      ----       ----      ----

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $ 2,409    $ 1,431   $   896
 Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation                                   618        573       569
        Amortization                                    30         30        30
        (Decrease)increase in accounts
          receivable and other assets                  (49)        32       (42)
        Increase(decrease) in payables
          and accrued liabilities                      115       (101)      165
                                                   -------     ------    ------

        Net cash provided by operating activities    3,123      1,965     1,618
                                                   -------     ------    ------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to buildings and improvements           (490)      (350)     (324)
                                                   -------     ------    ------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Principal reductions on notes payable             (309)      (288)     (247)
    Additions to deferred financing costs               --         --       (15)
    Deposits to restricted cash                       (698)      (568)     (487)
                                                   -------     ------    ------

 Net cash used for financing activities             (1,007)      (856)     (749)
                                                   -------     ------    ------

 Net increase in cash                                1,626        759       545

 Cash and cash equivalents at beginning of year      1,942      1,183       638
                                                   -------     ------    ------

 Cash and cash equivalents at end of year          $ 3,568    $ 1,942   $ 1,183
                                                   =======    =======   =======

 Supplemental disclosure of non cash transaction
    Deletion of fully amortized financing costs     $   --     $   --   $   773
                                                   =======    =======   =======



                     The accompanying notes are an integral
                       part of these financial statements

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

       Real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. At December 31, 2000, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value. However, no provision has been made to record any impairment that might arise due to construction defect problems. (See Note 4 for further discussion.) Emergency repairs undertaken to preserve the real estate due to the construction defects, which do not extend the life of the assets, are not capitalized. The materials affected by the emergency repairs will have to be removed and replaced when the construction defects are permanently repaired.

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

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments" requires disclosure about fair value for all financial instruments. It is management's opinion that the carrying value of its financial instruments approximates fair value at December 31, 2000.

       Cash and cash equivalents consist of amounts held in market rate, checking and investment accounts with maturities of three months or less.

       Restricted cash is invested in a government fund with original maturities of three months or less. (See Note 5 for further discussion.)

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which amends FAS 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000, or the quarter ending December 31, 2000 for the Partnership. As the Partnership currently has no derivative instruments, the adoption of FAS 137 has no impact on the Partnership's financial position or results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") and in June 2000 issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101 and 101B are effective for the Partnership in the quarter ending December 31, 2000. The adoption of SAB 101 and 101B did not have a material impact on the Partnership's financial position or results of operations.

2.     NOTES PAYABLE

       The Partnership had the following notes payable (The "Notes") at December 31, 2000 and 1999:

                                                       2000              1999
                                                       ----              ----
                                                          (In Thousands)

Non recourse note payable,  secured by
a first  deed of trust  on  Alderwood;
interest  is payable  monthly at 6.99%
interest  rate; the balance is payable
at maturity,  December 2007.                      $ 16,703          $  16,904

Non recourse note payable,  secured by
a first  deed of trust on  Timberleaf;
interest  is payable  monthly at 7.09%
interest  rate; the balance is payable
at maturity, December 2007.                           9,176             9,284
                                                  ---------         ---------

                                                  $  25,879         $  26,188
                                                  =========         =========


       One of the terms of Notes requires that cash be set aside in a hardboard siding security account, as additional collateral. See Notes 4 and 5 for further discussions.

       Cash paid for interest in each of the years ended 2000, 1999 and 1998 was approximately $1,830,000, $1,851,000, and $1,787,000, respectively.

       As of December 31, 2000, maturities on the Notes (In Thousands) are as follows:

         2001                                $   331
         2002                                    355
         2003                                    381
         2004                                    409
         2005                                    439
         2006 and thereafter                  23,964
                                             -------

                                             $25,879
                                             =======


The Notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.

3.     RELATED PARTY TRANSACTIONS

       Prometheus Real Estate Group, Inc. ("Prometheus"), an affiliate of the General Partner, manages the Properties. Management fees and payments to the General Partner and Affiliates represent compensation for services provided and certain expense reimbursements in accordance with the Partnership Agreement.


4.     COMMITMENTS AND CONTINGENCIES

       Repurchase of Limited Partnership Units
       ---------------------------------------

       Commencing on January 1, 1989, under the terms of the Limited Liquidity Plan ("Plan"), the Partnership may repurchase up to 5% in aggregate of the outstanding units from the Limited Partners, at the Limited Partners' option, in accordance with the Partnership Agreement. The General Partner may allocate up to 10% of the distributable cash from operations in the current year for the purpose of making such repurchases. The price of any units repurchased by the Partnership will be determined in accordance with the Partnership Agreement. The Partnership made no repurchases under the Plan during the years ended December 31, 2000, 1999 and 1998.

       Construction Defects
       --------------------

       In June 1996, the general partner learned that the hardboard siding used at both Alderwood and Timberleaf was beginning to fail. That was the first indication of potential product failure at these properties, and the general partner commissioned a survey of the sites.

       On June 26, 1996, experts conducted the first visual inspection of Alderwood with respect to the defects on behalf of Prometheus Income Partners. Throughout 1997 and 1998, the partnership inspected and investigated Alderwood with respect to the construction defects, and in March and November 1998, various defendants inspected and investigated Alderwood as well. Similarly, on July 11, 1996 experts conducted the first visual inspection of Timberleaf. Additional investigations took place in 1997, 1998 and 2000.

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

           Construction Defects (Continued)
           --------------------

       As part of the inspections discussed above, certain structural issues caused by the defects in the hardboard siding were uncovered at Alderwood and Timberleaf and were rebuilt as part of an immediate repair process. The general partner subsequently determined that additional immediate repairs were necessary, which, with the exception of roof repairs noted below, have been completed. The general partner continues to monitor the condition of the property to look for any other signs of rot and decay that would necessitate immediate attention and repair.

       In addition to the hardboard siding problems, in September 1999 routine roofing inspection uncovered failing roof substrate at dormer roof assemblies for Alderwood and Timberleaf. The general partner traced the cause of this roofing problem to inadequate venting of the roof space. Inadequate venting leads to condensation in roof areas. This has been sufficient to cause deflection and decay of the roof and its structural support, requiring replacement. The general partner received design specifications for remedial roof repairs and has completed a prototype repair of four dormer roof assemblies. The General Partner has executed a contract for those dormer roof assemblies identified by the Partnership's consulting engineer as in need of immediate repairs. These repairs are currently underway.

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

       The first settlement conference supervised by the Special Master was held on March 11, 1997 among the various defendants and Prometheus Income Partners. Since then, there have been conferences with respect to Timberleaf in May, June, September and December 1997, April, June, August, October and December 1998, and February, June and October 1999. There have also been conferences with respect to Alderwood in January, March, April, September, October and November of 1999. None of these conferences produced a settlement, and so on May 5, 2000, the judge ordered another mandatory settlement conference to be held on August 16, 2000. No settlement was reached at this conference. It is possible that a settlement of pending litigation can occur anytime. The Partnership has entered into a settlement with one of the principal defendants in these actions, subject to court approval. A trial date has been set for Timberleaf on May 14, 2001, and Alderwood's trial is set to commence immediately thereafter.

            Construction Defects (Continued)
            --------------------

       The terms of the mortgages on the properties require that a security account be maintained for each property to cover contingent liabilities with respect to defects in the properties' hardboard siding. These security accounts are additional collateral for the lender, and total, as of December 31, 2000, approximately $5,256,000. Because there is no current prospect for settling the hardboard siding litigation nor the Partnership's intention of refinancing the properties to remove these covenants, there are no current prospects for the liquidation and distribution of these accounts to limited partners.

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


5.     RESTRICTED CASH - CASH COLLATERAL

       The terms of the Notes (See Note 2 for further discussion) require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,039,000 and $2,217,000 for Alderwood and Timberleaf,
respectively, at December 31, 2000. Until the Completion Date, as defined annually, an additional 10%, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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

                                                                    SCHEDULE III




                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                             As of December 31, 2000

                                 (In Thousands)



                                             Cost Capitalized           Gross Amount at Which
                                                Subsequent                     Carried
                                              To Acquisition            at Close of Period (1)
                                      ----------------------------  ----------------------------
                            Cost
                            to
                            the       Build-                                  Build-              Accumu-
                            Partn-    ings and            Carry-              ings and            lated De-  Date of  Date
                  Encum-    ership    Improve-  Improve-  ing                 Improve-  Total     preciation Constru- Acquired
Description       brances   Land      ments     ments     Costs     Land      ments      (3)        (4)      ction     (2)
- -----------       ------------------  ----------------------------  ----------------------------  ------------------- --------

Alderwood Apts.
Santa Clara,
 California       $16,703   $5,931     $  --    $12,950    $441     $5,931    $13,932   $19,863   $5,632    11/86     12/87 (5)

Timberleaf Apts.
Santa Clara,
 California         9,176    3,145        --      6,961     510      3,145      7,770    10,915    3,169    11/86     11/86
                  -------   ------     -----    -------    ----     ------    -------   -------   ------

 Total            $25,879   $9,076     $  --    $19,911    $951     $9,076    $21,702   $30,778   $8,801
                  =======   ======     =====    =======    ====     ======    =======   =======   ======


                                                                    SCHEDULE III

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

              REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

                             As of December 31, 2000

                                 (In Thousands)


NOTES:

(1)  The aggregate cost for federal income tax purposes is $28,746.

(2)  Depreciation is computed on lives ranging from 5 to 40 years.

(3)  Balance, December 31, 1997                                         $ 29,614

     Additions                                                               324
                                                                          ------

     Balance, December 31, 1998                                           29,938

     Additions                                                               350
                                                                          ------

     Balance, December 31, 1999                                           30,288

     Additions                                                               490
                                                                          ------

     Balance  December 31, 2000                                          $30,778
                                                                          ======

(4)  Balance, December 31, 1997                                           $7,041

     Provision charged to expense                                            569
                                                                          ------

     Balance, December 31, 1998                                            7,610

     Provision charged to expense                                            573
                                                                          ------

     Balance, December 31, 1999                                            8,183

     Provision charged to expense                                            618
                                                                          ------

     Balance, December 31, 2000                                           $8,801
                                                                          ======

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


                              PROMETHEUS INCOME PARTNERS,
                              a California Limited Partnership

                              By PROMETHEUS DEVELOPMENT CO., INC.,
                              a California corporation,
                              Its General Partner





Date:   March 30, 2001     By /s/ Vicki R. Mullins
        --------------        --------------------------------
                              Vicki R. Mullins,
                              Vice President




Date:  March 30, 2001      By /s/ John J. Murphy
       --------------         --------------------------------
                              John J. Murphy,
                              Vice President

       Supplemental  Information to be furnished with Report,  filed pursuant to
Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

       None