Form 10-Q
period 2001-03-31
PROMETHEUS INCOME PARTNERS
filed 2001-05-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2001                   Commission File No. 000-16950

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

Yes [X]  No [ ]

PART I: FINANCIAL INFORMATION

Item 1. Condensed  Financial  Statements

         The accompanying unaudited financial statements should be read in conjunction with the Form 10-K filed by the Partnership for the year ended December 31, 2000. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                    March 31,      December 31,
                                                      2001             2000
                                                    ---------      ------------
ASSETS

 Real Estate:
  Land, buildings and improvements                   $ 30,857          $ 30,778
  Accumulated depreciation                             (8,976)           (8,801)
                                                     --------          --------
                                                       21,881            21,977

 Cash and cash equivalents                              3,932             3,568
 Restricted cash                                        5,713             5,256
 Deferred expenses, net                                   201               209
 Accounts receivable and other assets                      42                78
                                                     --------          --------

 Total assets                                        $ 31,769          $ 31,088
                                                     ========          ========


 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                       $ 25,799          $ 25,879
 Payables and accrued liabilities                         414               439
                                                     --------          --------



 Total liabilities                                     26,213            26,318
                                                     --------          --------


 General partner deficit                                 (345)             (354)
 Limited partners' capital
   18,995 limited partnership units
   issued and outstanding                               5,901             5,124
                                                     --------          --------

 Total partners' capital (deficit)                      5,556             4,770
                                                     --------          --------

 Total liabilities and partners' capital (deficit)   $ 31,769          $ 31,088
                                                     ========          ========



                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

               (Unaudited and in Thousands, Except for Unit Data)



                                                              2001        2000
                                                              ----        ----
REVENUES
  Rental                                                    $ 1,929      $ 1,520
  Other income                                                   11           26
  Interest income                                               125          114
                                                            -------      -------

     Total revenues                                           2,065        1,660
                                                            -------      -------


EXPENSES
  Interest and amortization                                     462          468
  Operating                                                     391          360
  Depreciation                                                  175          167
  Administrative                                                 13           13
  Payments to general partner and affiliates:
    Management fees                                              97           77
    Operating and administrative                                141          116
                                                            -------      -------

     Total expenses                                           1,279        1,201
                                                            -------      -------

NET INCOME                                                  $   786      $   459
                                                            =======      =======
Net income per $1,000
  limited partnership unit                                  $    41      $    24
                                                            =======      =======
Number of limited partnership
  units used in computation                                  18,995       18,995
                                                            =======      =======









                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                          (Unaudited and in Thousands)


                                                             2001         2000
                                                             ----         ----

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                               $   786      $   459
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                            175          167
       Amortization                                              8            7
 Decrease in accounts receivable and other assets               36           24
 Increase in payables and accrued liabilities                  (25)          40
                                                           -------      -------
   Net cash provided by operating activities                   980          697
                                                           =======      =======


CASH FLOW FROM INVESTING ACTIVITIES

   Increase in fixed asset additions                           (79)         (78)
                                                           -------      -------

   Net cash used for investing activities                      (79)         (78)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                                 (457)        (466)
  Principal reductions on notes payable                        (80)         (75)
                                                           -------      -------
    Net cash used for financing activities                    (537)        (541)
                                                           -------      -------

  Net increase in cash and cash equivalents                    364           78

  Cash and cash equivalents at beginning of year             3,568        1,942
                                                           -------      -------

  Cash and cash equivalents at end of period               $ 3,932      $ 2,020
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

         The financial information included herein at March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 2000 was derived from the Partnership's audited annual report for 2000.

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

3.       CONSTRUCTION DEFECTS

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

3.       CONSTRUCTION DEFECTS (CONTINUED)

         As of the dates of these inspections, moisture had accumulated in the walls of these projects through a combination of construction defects and endemic problems with the hardboard siding. Sufficient moisture over time causes rot and decay in the wood, framing and siding which necessitates repairs, which, in some cases, are structural in nature. Rot and decay, which form inside the wall, are not visible, and until rot and decay have caused changes in the physical appearance of the exterior of the buildings, it is difficult to ascertain all the locations where rot and decay exist. On September 23, 1996, Prometheus Income Partners filed two lawsuits against the siding manufacturer, the general contractor, the subcontractors and the architects, one for each of its Properties, regarding problems at the Properties stemming from the hardboard siding. Each of these parties has denied responsibility for the defects. In October 1997, a cross-claim was filed by one of the defendants in each of these lawsuits against the Partnership seeking relief against other parties to the litigation if either filing party is found liable in the litigation. This cross claim was tendered to the Partnership's insurance carrier, counsel for whom has denied all allegations. The General Partner does not believe there is a substantial risk of recovery against the Partnership on this claim, but there is no assurance a judgment will not be rendered against the Partnership based on this claim.

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

         In addition to the hardboard siding problems, in September 1999 routine roofing inspection uncovered failing roof substrate at dormer roof assemblies for Alderwood and Timberleaf. The General Partner traced the cause of this roofing problem to inadequate venting of the roof space. Inadequate venting leads to condensation in roof areas. This has been sufficient to cause deflection and decay of the roof and its structural support, requiring replacement. The General Partner has received design specifications for remedial roof repairs and has completed a prototype repair of four dormer roof assemblies. The General Partner has executed a contract for those dormer roof assemblies identified by the Partnership's consulting engineer as in need of immediate repairs. These repairs are currently underway.

         Based on information currently available to the General Partner, damages and economic loss appear to be in the range of $19-$20 million.

         Since 1997, both cases have been under the supervision of a Special Master who is appointed and empowered by the court to assist in resolving the cases. Investigations and other subsequent discoveries have been ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master in March 1998 for Alderwood and May 1998 for Timberleaf, has

3.       CONSTRUCTION DEFECTS (CONTINUED)

produced a preliminary issues list, which the Special Master will use in attempting to prompt a settlement from the defendants. This information is protected by the Special Master and is not for general distribution. Additional testing and investigations have been conducted periodically on the Properties and continue to be performed from time to time.

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

         On March 26, 2001, the Partnership reached a settlement with one of several principal defendants in the two lawsuits. Under the terms of this settlement, this defendant has agreed to pay an aggregate of $3.58 million for the full and final settlement of the claims against it. Of this amount, the Partnership would receive a net amount of approximately $2.3 million, after payment of attorneys' fees, costs and a litigation management fee of 3% of the gross settlement to an affiliate of the General Partner and the acquiring parties. This settlement is subject to the approval of the court and the approval of interconnected settlements in related lawsuits by the respective courts in which such suits are being tried. The Partnership intends to continue to pursue vigorously its claims against the remaining defendants.

         The terms of the mortgages on the Properties require that a security account be maintained for each Property to cover contingent liabilities with respect to defects in the Properties' hardboard siding. These security accounts are additional collateral for the lender, and total, as of March 31, 2001, approximately $5,713,000. Because there is no current prospect for settling the hardboard siding litigation or of refinancing the Properties to remove these covenants, there are no current prospects for the liquidation and distribution of these accounts to limited partners.

         In addition to the security accounts mandated under the Partnership's financing arrangements, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with known and unknown construction defects. The General Partner currently maintains cash accounts totaling as of March 31, 2001 approximately $3,932,000, which is primarily intended to cover additional contingent liabilities related to the construction defects and other matters.

         The extent and magnitude of the construction defects continues to worsen with time. The General Partner believes that Prometheus Income Partners can no longer wait for the cases to be resolved and has authorized the start of repairs using the cash reserve funds currently held. As of March 31, 20010, Prometheus Income Partners has spent approximately $1,667,000 on emergency

3.       CONSTRUCTION DEFECTS (CONTINUED)

repairs and litigation expenditures. Assuming that the litigation is not successfully resolved, over the next twelve months the Partnership anticipates spending approximately $1,900,000 to $2,400,000 on additional urgent repairs. It is anticipated that funds held in reserve are not adequate to repair the entire project, so completion of the most critical projects will be prioritized. The cost of pursuing litigation also is significant. The General Partner cannot predict or estimate what amounts, if any, will be recovered through litigation.


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

Introduction
------------

         Alderwood and Timberleaf, which are located in Santa Clara, California, are apartment complexes with 234 units and 124 units, respectively. The Properties commenced operations at completion of construction in December 1986.

Liquidity and Capital Resources
-------------------------------

         Cash generated by operations during the first three months of 2001 was used to pay current operating expenses and debt service, including payments to the hardboard siding security accounts.

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

         The terms of the notes require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,304,000 and $2,409,000 for Alderwood and Timberleaf, respectively, as of March 31, 2001. Until the Completion Date, as defined, an additional 10% of the initial contributions, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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

Results of Operations
---------------------

         During the past year, Santa Clara County has experienced a relatively flat growth in the creation of new jobs, unemployment increased from 1.5% in the fourth quarter of 2000 to 2.2% in the first quarter of 2001. In the first quarter of 2001, the Properties marketed available units at rents that averaged $1,803 for one-bedroom units and $2,370 for two-bedroom units. Average occupied rent per unit for the quarter was $1,815 and average occupancy during the quarter was 98% for Alderwood and Timberleaf. As of March 31, 2001, Alderwood was 98% occupied and Timberleaf was 100% occupied.

         In the first quarter of 2000, the Properties marketed available units at rents that average $1,430 for one-bedroom units and $1,815 for two bedroom units. Average occupied rent per unit for the quarter was $1,438 and average occupancy during the quarter was 99% for Alderwood and 98% for Timberleaf. As of March 31, 2000, Alderwood and Timberleaf were both 99% occupied.

         Excluding expenditures relating to quantification of the extent of construction defects and associated litigation costs, operating expenses increased 22%. The following first quarter operating expenses increased between years: Payroll, Benefits and Payroll Taxes due to salary increases; Utilities primarily due to increases of water and sewer usage and rates; Marketing due to print and internet advertising; Management Fees due to increased rents given to residents upon turnover. Operating expenses, inclusive of hardboard siding related costs, increased 14%.

Overall, net operating income increased 33% during the first three months of 2001 when compared to the first three months of 2000.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

        See Note 3 to Financial Statements, Construction Defects, for a discussion of this matter.

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

                The company filed Form 8-K on March 12, 2001 with respect to matters not required to be disclosed in a Form 10-Q filing.

                The company filed Form 8-K on March 26, 2000 with respect to a settlement with one of several principal defendants in its two lawsuits filed September 1996 against the siding manufacturer, the general contractor, the subcontractors and the architect.

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


                                    PROMETHEUS INCOME PARTNERS,
                                    a California Limited Partnership

                                    By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    It's General Partner



     Date:  May, 14, 2001           By: /s/ Vicki R. Mullins
                                    --------------------------
                                          Vice President


     Date:  May, 14, 2001           By: /s/ John J. Murphy
                                    --------------------------
                                          Vice President