Form 10-Q
period 2001-06-30
PROMETHEUS INCOME PARTNERS
filed 2001-08-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2001                    Commission File No. 000-16950

Prometheus Income Partners, a California Limited Partnership
(Exact name of registrant as specified in its charter)


California                                           77-0082138
(State or other jurisdiction of                      IRS Employer ID Number)
incorporation or organization)

350 Bridge Parkway
Redwood City, California                             94065-1517
(Address of principal                                (Zip code)
executive offices


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

        While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                 BALANCE SHEETS

                      JUNE 30, 2001 AND DECEMBER 31, 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------  ------------
                ASSETS

Real Estate:
 Land, buildings and improvements                        $ 31,002      $ 30,778
 Accumulated depreciation                                  (9,155)       (8,801)
                                                         --------      --------
                                                           21,847        21,977

Cash and cash equivalents                                   3,987         3,568
Restricted cash                                             5,773         5,256
Deferred financial costs, net
 of accumulated amortization of $105 and $90                  194           209
Accounts receivable and other assets                          327            78
                                                         --------      --------

Total assets                                             $ 32,128      $ 31,088
                                                         ========      ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Notes payable                                             $ 25,716     $ 25,879
Payables and accrued liabilities                               326          439
                                                          --------     --------



Total liabilities                                           26,042       26,318
                                                          --------     --------


General partner deficit                                       (340)        (354)
 Limited partners' capital
     18,995 limited partnership units
     issued and outstanding                                  6,426        5,124
                                                          --------     --------

Total partners' capital (deficit)                            6,086        4,770
                                                          --------     --------

Total liabilities and partners' capital (deficit)         $ 32,128     $ 31,088
                                                          ========     ========





                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                              2001          2000
                                                              ----          ----
REVENUES
  Rental                                                    $ 1,935      $ 1,595
  Other income                                                   14           24
  Interest income                                               104          104
                                                            -------      -------

    Total revenues                                            2,053        1,723
                                                            -------      -------


EXPENSES
  Interest and amortization                                     460          465
  Operating                                                     622          405
  Depreciation                                                  179          174
  Administrative                                                 12           10
  Payments to general partner and affiliates:
    Management fees                                             100          104
    Operating and administrative                                168          138
                                                            -------      -------

    Total expenses                                            1,541        1,296
                                                            -------      -------

NET INCOME                                                  $   512      $   427
                                                            =======      =======
Net income per $1,000
  limited partnership unit                                  $    27      $    22
                                                            =======      =======
Number of limited partnership
  units used in computation                                  18,995       18,995
                                                            =======      =======





                     The accompanying notes are an integral
                       part of these financial tatements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                              2001          2000
                                                              ----          ----
REVENUES
  Rental                                                    $ 3,863      $ 3,115
  Other income                                                   27           51
  Interest income                                               229          218
                                                            -------      -------

    Total revenues                                            4,119        3,384
                                                            -------      -------


EXPENSES
  Interest and amortization                                     922          933
  Operating                                                     994          773
  Depreciation                                                  354          348
  Administrative                                                 25           23
  Payments to general partner and affiliates:
    Management fees                                             198          182
    Operating and administrative                                310          247
                                                            -------      -------

    Total expenses                                            2,803        2,506
                                                            -------      -------

NET INCOME                                                  $ 1,316      $   878
                                                            =======      =======
Net income per $1,000
  limited partnership unit                                  $    69      $    46
                                                            =======      =======
Number of limited partnership
  units used in computation                                  18,995       18,995
                                                            =======      =======





                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                              STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                          (Unaudited and in Thousands)


                                                             2001          2000
                                                             ----          ----

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                               $ 1,316      $   878
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                            354          348
       Amortization                                             15           15
 Increase in accounts receivable and other assets             (249)         (32)
 Decrease in payables and accrued liabilities                 (113)         (45)
                                                           -------      -------
   Net cash provided by operating activities                 1,323        1,164
                                                           -------      -------


CASH FLOW FROM INVESTING ACTIVITIES

  Increase in fixed asset additions                           (224)        (214)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                                 (517)        (539)
  Principal reductions on notes payable                       (163)        (152)
                                                           -------      -------
    Net cash used for financing activities                    (680)        (691)
                                                           -------      -------

  Net increase in cash and cash equivalents                    419          259

  Cash and cash equivalents at beginning of year             3,568        1,942
                                                           -------      -------

  Cash and cash equivalents at end of period               $ 3,987      $ 2,201
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

        The financial information included herein at June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 2000 was derived from the Partnership's audited annual report for 2000.

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

        As part of the inspections discussed above, certain structural issues caused by the defects in the hardboard siding were uncovered at Alderwood and Timberleaf and were rebuilt as part of an immediate repair process. The General Partner subsequently determined that additional immediate repairs were necessary, which, with the exception of a portion of the roof repairs noted below, have been completed. The General Partner continues to monitor the condition of the Property to look for any other signs of rot and decay that would necessitate immediate attention and repair.

        In addition to the hardboard siding problems, in September 1999 routine roofing inspection uncovered failing roof substrate at dormer roof assemblies for Alderwood and Timberleaf. The General Partner traced the cause of this roofing problem to inadequate venting of the roof space. Inadequate venting leads to condensation in roof areas. This has been sufficient to cause deflection and decay of the roof and its structural support, requiring replacement. The General Partner has received design specifications for remedial roof repairs and has completed a prototype repair of four dormer roof assemblies. The General Partner has executed a contract for those dormer roof assemblies identified by the Partnership's consulting engineer as in need of immediate repairs. These repairs are currently underway at Alderwood.

        Based on information currently available to the General Partner, damages and economic loss appear to be in the range of $19-$20 million.

        Since 1997, both cases have been under the supervision of a Special Master who is appointed and empowered by the court to assist in resolving the cases. Investigations and other subsequent discoveries have been ordered by the Special Master on behalf of both plaintiffs and defendants in an effort to come to a settlement. Destructive investigation, completed under the order of the Special Master in March 1998 for Alderwood and May 1998 for Timberleaf, has

3.      CONSTRUCTION DEFECTS (CONTINUED)

produced a preliminary issues list, which the Special Master has used in the settlement efforts for both properties. This information is protected by the Special Master and is not for general distribution. Additional testing and investigations have been conducted periodically on the Properties and continue to be performed from time to time.

        The first settlement conference supervised by the Special Master was held on March 11, 1997 among the various defendants and Prometheus Income Partners. Since then, there have been conferences with respect to Timberleaf in May, June, September and December 1997, April, June, August, October and December 1998, and February, June and October 1999. There have also been conferences with respect to Alderwood in January, March, April, September, October and November of 1999. A final settlement conference was held May 14, 2001, as further discussed below on the eve of trial and a global agreement was reached with all parties and entered into the record.

        There have also been conferences with respect to Alderwood in January, March, April, September, October and November of 1999. Alderwood is scheduled for trial October 1, 2001 and additional settlement conferences will be held in conjunction with the trial date in an attempt to reach agreement with the parties.

        On March 26, 2001, the Partnership reached a settlement with one of several principal defendants in the two lawsuits. Under the terms of this settlement, this defendant has agreed to pay an aggregate of $3.58 million for the full and final settlement of the claims against it. Of this amount, the Partnership would receive a net amount of approximately $2.3 million, after payment of attorneys' fees, costs and a litigation management fee of 3% of the gross settlement to an affiliate of the General Partner. This settlement is subject to the approval of the court and the approval of interconnected settlements in related lawsuits by the respective courts in which such suits are being tried.

        On May 22, 2001, the Partnership reached a settlement with the remaining defendants in the litigation relating to the Partnership's Timberleaf apartment property. Under the terms of the Timberleaf settlement, the remaining defendants have agreed to pay an aggregate of $4.86 million to the Partnership for the full and final settlement of the claims against them. Of this amount, the Partnership will receive a net amount of approximately $3.3 million, after payment of attorney's fees, costs and a litigation management fee of 3% of the gross settlement to an affiliate of the General Partner. This settlement is subject to the approval of the court.

        The partnership intends to continue to pursue vigorously its claims against the remaining defendants in the litigation regarding the Alderwood apartment property.

        The terms of the mortgages on the Properties require that a security account be maintained for each Property to cover contingent liabilities with respect to defects in the Properties' hardboard siding. These security accounts are additional collateral for the lender, and total, as of June 30, 2001, approximately $5,773,000.

3.      CONSTRUCTION DEFECTS (CONTINUED)


        In addition to the security accounts mandated under the Partnership's financing arrangements, the General Partner has determined that it is in the best interest of the Partnership to continue building reserves for the potential cost of dealing with known and unknown construction defects. The General Partner currently maintains an additional cash account totaling, as of June 30, 2001, approximately $3,987,000, which is primarily intended to cover additional contingent liabilities related to the construction defects and other matters.

        As of June 30, 2001, Prometheus Income Partners has spent approximately $2,153,000 on emergency repairs and litigation expenditures. Assuming that the remaining litigation is not successfully resolved, over the next twelve months the Partnership anticipates spending approximately $1,900,000 to $2,400,000 on additional urgent repairs. It is anticipated that funds held in reserve are not adequate to repair the entire project, so completion of the most critical projects will be prioritized. The cost of pursuing litigation also is significant. The General Partner cannot predict or estimate what amounts will be recovered through the remaining litigation.


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

Liquidity and Capital Resources
-------------------------------

        Cash generated by operations during the first six months of 2001 was used to pay current operating expenses and debt service, including payments to the hardboard siding security accounts.

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

        The terms of the notes require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,338,000 and $2,435,000 for Alderwood and Timberleaf, respectively, as of June 30, 2001. Until the Completion Date, as defined, an additional 10% of the initial contributions, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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

Results of Operations
---------------------

        Santa Clara County has experienced a decrease of 7,300 jobs since the first quarter of 2001, and unemployment increased from 2.2% in the first quarter of 2001 to 4.2% in the second quarter of 2001. The volatility being experienced in the high tech industry and the layoffs from local companies has caused the demand from prospective residents to drop off significantly and has caused many current residents to leave the area. Along with the drop in demand and occupancy, there has been an average decrease of 8.7% in market rates. In response to the market, Alderwood and Timberleaf offered rental concessions ranging from $300 off the first month's rent to one month free for a one-year lease. In the second quarter of 2001, the Properties marketed available units at rents that averaged $1,618 for one-bedroom units and $2,070 for two-bedroom units. Average occupied rent per unit for the quarter was $1,874 and average occupancy during the quarter was 96% for Alderwood and 95% for Timberleaf. As of June 30, 2001, Alderwood was 93% occupied and Timberleaf was 90% occupied.

        In the second quarter of 2000, the Properties marketed available units at rents that average $1,653 for one-bedroom units and $2,082 for two bedroom units. Average occupied rent per unit for the quarter was $1,505 and average occupancy during the quarter was 99% for Alderwood and Timberleaf. As of June 30, 2000, Alderwood was 99% occupied and Timberleaf was 100% occupied.

        Excluding expenditures relating to quantification of the extent of construction defects and associated litigation costs, operating expenses increased 14%. The following second quarter operating expenses increased between years: Payroll, Benefits and Payroll Taxes due to salary and benefit increases, the use of roving maintenance and temporary help, and overtime paid; Utilities primarily due to increases in gas rates; Marketing due to media and advertising; Insurance due to premium increases. These increases were offset by a decrease in Repairs and Maintenance due to timing of window cleaning expenses. Operating expenses, inclusive of hardboard siding related costs, increased 37%.

Overall, net operating income increased 8% during the three months ended June 30, 2001 when compared to the three months ended June 30, 2000.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. The following report on Form 8-K was filed during the period covered by this report.

             The company filed Form 8-K on May 22, 2001 with respect to settlements with the remaining defendants in its Timberleaf lawsuit filed September 1996 against the siding manufacturer, the general contractor, the subcontractors and the architect.

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


                                    PROMETHEUS INCOME PARTNERS,
                                    a California Limited Partnership

                                    By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    It's General Partner



    Date:   August 13, 2001         By: /s/ Vicki R. Mullins
                                    -----------------------------
                                         Vice President


    Date:   August 13, 2001         By: /s/ John J. Murphy
                                    -----------------------------

                                         Vice President