Form 10-Q
period 2001-09-30
PROMETHEUS INCOME PARTNERS
filed 2001-11-14
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                             Quarterly Report Under
                               Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2001               Commission File No. 000-16950

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

        While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                    September 30,   December 31,
                                                        2001            2000
                                                     ----------     -----------
ASSETS


  Real Estate:
    Land, buildings and improvements                 $  31,251        $ 30,778
    Accumulated depreciation                            (9,353)         (8,801)
                                                      --------         -------
                                                        21,898          21,977

  Cash and cash equivalents                              3,923           3,568
  Restricted cash                                        5,821           5,256
  Deferred financial costs, net
    of accumulated amortization of $112 and $90            186             209
  Accounts receivable and other assets                   1,017              78
                                                      --------         -------

  Total assets                                       $  32,845        $ 31,088
                                                      ========         =======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

  Notes payable                                      $  25,633        $ 25,879
  Payables and accrued liabilities                         412             439
                                                      --------         -------



  Total liabilities                                     26,045          26,318
                                                      --------         -------


  General partner deficit                                 (333)           (354)
  Limited partners' capital
    18,995 limited partnership units
    issued and outstanding                               7,133           5,124
                                                      --------         -------

  Total partners' capital (deficit)                      6,800           4,770
                                                      --------         -------

  Total liabilities and partners' capital (deficit)  $  32,845        $ 31,088
                                                      ========         =======


                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                       2001             2000
                                                       ----             ----

REVENUES
  Rental                                             $   1,776        $  1,724
  Other income                                              25              20
  Interest income                                           80             117
                                                     ---------        --------

    Total revenues                                       1,881           1,861
                                                     ---------        --------


EXPENSES
  Interest and amortization                                458             465
  Operating                                                369             368
  Depreciation                                             199             173
  Administrative                                            12              18
  Payments to general partner and affiliates:
    Management fees                                        103              92
    Operating and administrative                           141             143
                                                     ---------        --------

    Total expenses                                       1,282           1,259
                                                     ---------        --------

NET INCOME                                           $     599        $    602
                                                     =========        ========
Net income per $1,000
  limited partnership unit                           $      31        $     31
                                                     =========        ========

Number of limited partnership
  units used in computation                             18,995          18,995
                                                     =========        ========



                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                              STATEMENTS OF INCOME

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

               (Unaudited and in Thousands, Except for Unit Data)


                                                       2001             2000
                                                       ----             ----

REVENUES
  Rental                                             $   5,640        $  4,839
  Other income                                              50              71
  Interest income                                          309             335
                                                     ---------        --------

    Total revenues                                       5,999           5,245
                                                     ---------        --------


EXPENSES
  Interest and amortization                              1,380           1,397
  Operating                                              1,249           1,176
  Depreciation                                             553             531
  Administrative                                            37              41
  Payments to general partner and affiliates:
    Management fees                                        300             274
    Operating and administrative                           450             358
                                                     ---------        --------

    Total expenses                                       3,969           3,777
                                                     ---------        --------

NET INCOME                                           $   2,030        $  1,468
                                                     =========        ========

Net income per $1,000
  limited partnership unit                           $     106        $     77
                                                     =========        ========

Number of limited partnership
  units used in computation                             18,995          18,995
                                                     =========        ========



                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                          (Unaudited and in Thousands)

                                                         2001           2000
                                                         ----           ----

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                            $   2,030     $   1,468
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                           552           531
       Amortization                                            23            22
 Increase in accounts receivable and other assets            (939)          (10)
(Decrease)/Increase in payables and accrued liabilities       (27)           65
                                                        ---------     ---------
   Net cash provided by operating activities                1,639         2,076
                                                        ---------     ---------



CASH FLOW FROM INVESTING ACTIVITIES

  Increase in fixed asset additions                          (473)         (347)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                                (565)         (618)
  Principal reductions on notes payable                      (246)         (230)
                                                        ---------     ---------

    Net cash used for financing activities                   (811)         (848)
                                                        ---------     ---------


  Net increase in cash and cash equivalents                   355           881

  Cash and cash equivalents at beginning of year            3,568         1,942
                                                        ---------     ---------

  Cash and cash equivalents at end of period            $   3,923     $   2,823
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

        The financial information included herein at September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheets at December 31, 2000 was derived from the Partnership's audited annual report for 2000.

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

3.      CONSTRUCTION DEFECTS

        The General Partner is pleased to announce that it has now reached settlement with all parties in the Alderwood and Timberleaf construction defect litigation. Defendants have agreed to pay Prometheus Income Partners a total of $8.5 million in the Alderwood matter and $6.1 million in the Timberleaf matter for an aggregate total of $14.6 million. Of this amount the Partnership will receive a net amount after expenses of approximately $10.6 million.

        The General Partner is now engaged in the process of trying to develop a repair plan in light of the anticipated recovery and will move forward with repairs estimated to occur during 2002 and 2003.

                          NOTES TO FINANCIAL STATEMENTS



3.      CONSTRUCTION DEFECTS (CONTINUED)

        The terms of the mortgages on the properties require that a security account be maintained for each property to cover contingent liabilities with respect to defects in the properties' hardboard siding. These restricted security accounts are additional collateral for the lender, and total, as of September 30, 2001, approximately $5,821,000.

        In addition to the security accounts mandated under the Partnerships' financing arrangements, the Partnership currently maintains an additional account totaling as of September 30, 2001 approximately $3,823,000, which is primarily intended to cover additional contingent liabilities related to the construction defects and other matters.

        While the litigation has been settled, the General Partner believes it is in the best interest of the Partnership to continue to build reserves until it can determine the actual cost to repair. Cash distributions will only resume when a determination has been made that the Partnership has adequate cash reserves (including restricted cash) to complete repairs of the construction defects in the Partnership's properties. This determination can only be made when the costs to repair construction defects to the Partnership's properties have been definitively determined. Therefore, it is uncertain when cash distributions will resume. In addition, the security accounts must be maintained until such time as the Partnership's lenders have determined that these accounts contain sufficient cash to complete the repairs of the Partnership's properties.

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


5.      SUBSEQUENT EVENTS

        Pursuant to settlements reached on March 26, 2001 and May 22, 2001 between the Partnership and certain other parties in the Partnership's construction defects litigation, as more fully explained in Note 3 above, the Partnership received $4,586,000 of net settlement proceeds on October 10, 2001. The remaining construction defects litigation was settled on October 3, 2001, and the Partnership will be entitled to receive the net proceeds from these additional settlements in future periods.

5.      SUBSEQUENT EVENTS (CONTINUED)

The Partnership intends to record all of the net settlement proceeds on its Balance Sheet as deferred income. As of September 30, 2001, permanent repairs of the construction defects to which this litigation relates have not commenced, except for certain roof repairs. The permanent repairs of the construction defects, when they are completed, are expected to fully utilize all proceeds received from the legal actions. The repairs to the extent of the deferred income recorded will not be capitalized. All repairs in excess of the net settlement proceeds will be capitalized.

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

Liquidity and Capital Resources
-------------------------------

        Cash generated by operations during the first nine months of 2001 was used to pay current operating expenses and debt service, including payments to the hardboard siding security accounts.

        Quarterly distributions have been suspended in order to accumulate working capital reserves until the degree of damage from the construction defects is known. See Note 3 to Financial Statements, Construction Defects, for a more comprehensive discussion of this matter.

        Each Property has a non-recourse note payable, secured by a first deed of trust. These notes bear fixed interest of 6.99% for Alderwood and 7.09% for Timberleaf.

        The terms of the notes require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,366,000 and $2,455,000 for Alderwood and Timberleaf, respectively, as of September 30, 2001. Until the Completion Date, as defined, an additional 10% of the initial contributions, as defined, or monthly cash flow, whichever is less, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the account except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

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

Results of Operations
---------------------

        The county of Santa Clara experienced an increase in unemployment during the third quarter. According to the Employment and Development Department, the unemployment rate had increased during the third quarter to 5.9%, up from 4.2% in the second quarter, and 2.2% in the first quarter of 2001. In addition, the number of wage and salary jobs decreased from June 2001 by 22,100 jobs. The number of wage and salary jobs has decreased by 36,700 from December 2000. The volatility being experienced in the high tech industry and the layoffs from local companies has caused the demand from prospective residents to drop off significantly and has caused many current residents to leave the area. Along with the drop in demand and occupancy, there has been an average decrease of 16.8% and 26.6% in market rates for the quarter and for the nine months ended September 2001, respectively. In response to the market, Alderwood and Timberleaf offered rental concessions ranging from $300 off the first month's rent to one month free for a one-year lease. In the third quarter of 2001, the Properties marketed available units at rents that averaged $1,534 for one-bedroom units and $1,806 for two-bedroom units. Average occupied rent per unit for the quarter was $1,853 and average occupancy during the quarter was 94% for Alderwood and 93% for Timberleaf. As of September 30, 2001, Alderwood was 95% occupied and Timberleaf was 94% occupied.

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

        Excluding expenditures relating to quantification of the extent of construction defects and associated litigation costs, operating expenses increased 6%. The following third quarter operating expenses increased between years: Payroll, Benefits and Payroll Taxes due to salary and overtime, and benefit increases, the use of roving maintenance and temporary help; Utilities primarily due to energy rate increases; Repairs and Maintenance mainly in window cleaning, fire prevention, and plumbing and sewer expenditures; Turnover Costs due to cleaning and painting; Management Fees due principally to construction project management; Marketing due to media advertising; Insurance due to premium increases. These increases were offset by the decreases in On-site
Administration primarily due to lower Corporate Training & Motivation, Telephone/Pagers and Postage/Mail/Shipping expenses. Operating expenses, inclusive of hardboard siding related costs, increased 15%.

Overall, net operating income increased 5% during the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

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


                              PROMETHEUS INCOME PARTNERS,
                              a California Limited Partnership

                              By:  PROMETHEUS DEVELOPMENT CO., INC.,
                              a California corporation,
                              It's General Partner



    Date:   November 13, 2001       By: /s/ Vicki R. Mullins
                                    -----------------------------
                                    Vice President


    Date:   November 13, 2001       By: /s/ John J. Murphy
                                    -----------------------------
                                    Vice President