Form 10-K
period 2001-12-31
PROMETHEUS INCOME PARTNERS
filed 2002-03-29
CIK 803026

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                          FORM 10-K

                        Annual Report Pursuant to Section 13 or 15(d)
                           Of the Securities Exchange Act of 1934

For the Year Ended December 31, 2001                                           Commission File
                                                                                   No. 0-16950

Prometheus Income Partners, a California limited partnership
------------------------------------------------------------
   (Exact Name of Registrant as Specified in its Charter)

            California                                                         77-0082138
--------------------------------------------                             ---------------------
(State or Other Jurisdiction of                                               (I.R.S. Employer
 Incorporation or Organization)                                            Identification No.)

350 Bridge Parkway
Redwood City, CA                                                                94065-1517
-------------------------------------------                             ----------------------
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

                                   Yes  X          No
                                       ---            ---

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

Exhibit index located on page 19

                                       Table of Contents
                                           Form 10-K


Part I                                                                                    Page

   Item 1    Business....................................................................... 3
   Item 2    Properties......................................................................4
   Item 3    Legal Proceedings...............................................................5
   Item 4    Submission of Matters to Vote of Security Holders...............................5

Part II

   Item 5    Market for Registrant's Units and Related Security Holder Matters...............6
   Item 6    Selected Financial Data.........................................................8
   Item 7    Management's Discussion and Analysis of Financial Conditions and
               Results of Operations........................................................10
   Item 8    Financial Statements and Supplementary Data....................................16
   Item 9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................................16

Part III

   Item 10   Directors and Executive Officers of the Registrant.............................17
   Item 11   Executive Compensation.........................................................17
   Item 12   Security Ownership of Certain Beneficial Owners and Management.................18
   Item 13   Certain Relationships and Related Transactions.................................18

Part IV

   Item 14   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.......................................................19-35

                                     PART I


ITEM 1.   BUSINESS

          Prometheus Income Partners, a California limited partnership, (hereinafter referred to as "Partnership" or "Registrant") was formed on April 15, 1985, under the California Revised Limited Partnership Act. Prometheus Development Co., Inc., a California corporation, is the General Partner of the Partnership.

          The principal business of the Partnership is to invest in, construct, hold, operate, and ultimately sell two residential rental properties in Santa Clara, California, Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), (collectively, the "Properties"). The principal investment objectives of the Partnership are to preserve and protect the Partnership's capital, to obtain capital appreciation from the sale of the Properties, and, beginning in 1987, to provide "tax sheltered" distributions of cash from operations due to the cost recovery and other non-cash tax deductions available to the Partnership. See Item 7, Liquidity and Capital Resources and Construction Defects discussions concerning deferment and resumption of distributions. For a further description of the Properties and the business of the Partnership; see
Item 2 below, and the section entitled "Business of the Partnership" (pages 24-26) and "Properties" (pages 27-35) in the Prospectus. For financial information, see Item 8, below.

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

          The Alderwood luxury garden apartment complex is located at 900 Pepper Tree Lane in Santa Clara, California. Construction began in November 1985 and was completed by December 31, 1986. The complex contains 234 apartment units housed in 19 two-story buildings on a 9.4 acre site. Covered and uncovered parking for 468 cars is provided. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for a discussion of current operations.

          The Timberleaf luxury garden apartment complex is located at 2147 Newhall Street in Santa Clara, California. Construction began in November 1985 and was completed by December 31, 1986. The complex contains 124 apartment units housed in nine buildings of two or three stories on a five acre site. Covered and uncovered parking for 248 cars is provided. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for a discussion of current operations.

          Alderwood and Timberleaf are encumbered by first mortgage liens, which secure promissory notes payable in the amount of $16,488,000 and $9,060,000, respectively. The notes payable (collectively, the "Notes") bear interest at the rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf, and mature in 2007. The Notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.

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

          B) At December 31, 2001, the 18,995 outstanding Units were held by 979 investors.

          C)   Tender Offers To Purchase Units

               During 1996, competing tender offers were made for limited partner interests ("Units") in the Partnership. One tender offer from Prom Investment Partners, LLC ("Prom"), an unrelated third party, commenced in December 1996. The second tender offer from PIP Partners - General, LLC ("PIP Partners"), an affiliate of the General Partner, commenced in January 1997. An aggregate 2,750.5 Units were tendered and purchased by these bidders -- 1,430 to PIP Partners and 1,320.5 to Prom, or 7.5283% and 6.9518% of the total outstanding Units, respectively. Under the terms of the Partnership Agreement, the transfers were effective as of April 1, 1997. All Units were purchased for $495 per unit.

               During 1998, Bond Purchase, LLC, an unrelated third party, made an unsuccessful offer to purchase Units. The offer was for less than 5% of outstanding Units and nominal legal costs were incurred by the Partnership. On October 16, 1998, Bond Purchase, LLC cancelled its transfer request and no Units were acquired by it.

               On June 27, 2000, Everest Properties II, LLC ("Everest II"), an unrelated third party, made a tender offer for up to 2% of the units, or 379 units, for $650 per unit. This tender expired by its terms on July 31, 2000. Under the terms of the Partnership Agreement, Everest II was admitted as a limited partner on October 1, 2000 and January 1, 2001 with respect to 289 and 15 Units, respectively, that were tendered pursuant to this tender offer, for a total 1.600% of the outstanding Units.

               On March 5, 2001, Everest Management, LLC ("Everest"), an unrelated third party to the Partnership, but an affiliate of Everest II, made another tender offer for up to 1.6% of the units, or 300 units, for $800 per unit. This tender originally was set to expire by its terms on March 30, 2001 but subsequently was extended by Everest to April 20, 2001. Under the terms of the Partnership Agreement, Everest was admitted as a limited partner on July 1, 2001 as to an additional 639.5 Units tendered pursuant to this tender offer, for a total 3.367% of the outstanding Units.

               Everest and its affiliates own a combined total of 943.5 Units or 4.9671% of the outstanding Units.

               On September 4, 2001, Equity Resource Lexington Fund, L.P., ("Equity Resource"), an unrelated third party, by letter to the limited partners, made a tender offer to purchase up to 200 units at a price of $700 per unit. By its terms, this offer was set to expire on October 4, 2001. By letter to the limited partners dated October 29, 2001 from Equity Resource, the expiration of this tender offer was purportedly extended to November 29, 2001 for an unspecified number of units at a price of $700 per unit. Under the terms of the Partnership Agreement, Equity Resource was admitted as a limited partner with an effective date of January 1, 2002 with respect to 492 Units that were tendered pursuant to this tender offer, for a total of 2.5902% of the outstanding Units.

          D) Distributions to Limited Partners began with the quarter ending September 30, 1987. Cash distributions were suspended in 1996. See Item 7, Liquidity and Capital Resources and Construction Defects for discussions concerning the deferment and resumption of distributions.

               No distributions were made for 1997, 1998, 1999, 2000, and 2001.

ITEM 6.    SELECTED FINANCIAL DATA

           The following represent selected financial data for the Partnership for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                                                For the Years Ended December 31,
                               ---------------------------------------------------------------

                               2001          2000          1999          1998          1997
                               ----          ----          ----          ----          ----
                                            (In    Thousands, Except for Unit Data)
Rental revenues                $7,387        $6,695        $5,674        $5,578        $5,256

Net income                     $922          $2,409        $1,431        $896          $477

Net income
  per $1,000 limited
     partnership unit          $49           $126          $75           $47           $25

Cash and cash equivalents
  per $1,000 limited
  partnership unit             $210          $186          $101          $62           $34

Number of units used in
    computation                18,995        18,995        18,995        18,995        18,995

Total assets                   $44,127       $31,088       $28,873       $27,830       $27,016

Notes payable                  $25,548       $25,879       $26,188       $26,476       $26,723

ITEM 6a.   SELECTED FINANCIAL DATA

           The following represent selected financial data for the Partnership for the quarters ended March 31, June 30, September 30, and December 31, 2001 and 2000. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                                                            For The Three Months Ended
                               -----------------------------------------------------------------------------------

                               Dec 31,    Sept. 30,  June 30,   Mar 31,    Dec 31,    Sept.30,  June 30,   Mar 31,
                               2001       2001       2001       2001       2000       2000      2000       2000
                               ----       ----       ----       ----       ----       ----      ----       ----
                                                      (In Thousands, Except For Unit Data)

Rental revenues                $1,747     $1,776     $1,935     $1,929     $1,856     $1,724    $1,595     $1,520

Net income (loss)              $(975)     $599       $512       $786       $921       $602      $427       $459

Net income (loss)
  per $1,000 limited
     partnership unit          $(50)      $31        $27        $41        $49        $31       $22        $24

Cash and cash equivalents
  per $1,000 limited
  partnership unit             $210       $205       $208       $205       $186       $147      $115       $105

Number of units used in
    computation                18,995     18,995     18,995     18,995     18,995     18,995    18,995     18,995

Total assets                   $44,127    $32,845    $32,128    $31,769    $31,088    $30,176   $29,554    $29,296

Notes payable                  $25,548    $25,633    $25,716    $25,799    $25,879    $25,958   $26,036    $26,113

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Introduction
------------

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

Liquidity and Capital Resources
-------------------------------

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

           Each property has a non-recourse note payable (collectively the "Notes"), secured by a first deed of trust. These Notes bear fixed interest of 6.99% for Alderwood, and 7.09% for Timberleaf.

           The terms of the Notes and the Security Agreement, Disbursement Agreement and Assignment of Agreements (collectively the "Agreements") require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,384,000 and $2,486,000 for Alderwood and Timberleaf, respectively, as of December 31, 2001. Until the Completion Date, as defined in the Agreements, annually the Partnership is obligated to contribute, an additional 10%, as defined in the Agreements, or monthly cash flow, whichever is less, and shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

           The Partnership was involved in litigation involving construction defects at its Properties (see "Construction Defects" for a more comprehensive discussion of the matter). The Defendants have settled both the Alderwood and Timberleaf litigations. The $4,534,000 of Timberleaf net settlement proceeds were received by the Partnership in 2001, and are segregated in a reserve bank account and are designated as restricted cash in the balance sheet. Timberleaf's settlement proceeds, including

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

accumulated interest income, total approximately $4,585,000 as of December 31, 2001. The Alderwood net settlement proceeds of $6,299,000 were received on March 5, 2002. A receivable for those net settlement proceeds was recorded in the balance sheet as of December 31, 2001. All the settlement proceeds, including accumulated interest income, is restricted for use to pay all siding related design and construction repair expenditures.

      Cash and cash equivalents not being held by the lender or from settlement proceeds are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $4,036,000, $3,568,000, and $1,942,000, at December 31, 2001, 2000 and 1999, respectively.

      Cash distributions will only resume when a determination has been made that the Partnership has adequate cash reserves (including restricted cash) to complete repairs of the construction defects in the Partnership's Properties. This determination can only be made when the costs to repair construction defects to the Partnership's Properties have been definitely determined. Therefore, it is uncertain when cash distributions will resume. In addition, the security accounts must be maintained until such time as the Partnership's lender has determined that these accounts contain sufficient cash to complete the repairs of the Partnership's Properties. The reinstatement and level of future distributions, if and when reinstated, will be dependent on several factors, including the degree of damage caused by the construction defects, and continued stabilized operations at the Properties. The exact total repair costs cannot be definitely determined until the repair work has begun and has substantially progressed. In addition, if repairs of the Properties are not completed by December 2002, the Partnership's lender has the right to require the Partnership to retain additional cash collateral reserves, which could require further suspension of distributions to Limited Partners.

Construction Defects
--------------------

        In June 1996, the General Partner learned that the hardboard siding used at both Alderwood and Timberleaf was beginning to fail. On September 23, 1996, Prometheus Income Partners filed two lawsuits (since settled) against the siding manufacturer, the general contractor, the subcontractors and the architects, one for each of its Properties, regarding problems at the Properties stemming from the hardboard siding.

        The extent and magnitude of the construction defects continued to worsen with time. The General Partner began making repairs using the cash reserve funds held. As of December 31, 2001, the Partnership had spent approximately $3,457,000 on emergency and permanent (principally dormer roof assemblies) repairs, together with out of pocket expenditures incurred prior to receipt of settlement proceeds. This amount is not included in the Partnership's current estimates of costs to repair construction defects. As of December 31, 2001, approximately 50% of the dormer roof assemblies at Timberleaf were re-built. At Alderwood, approximately 50% of the dormer roof assemblies were started in 2001 and were completed during the first quarter of 2002. The remaining dormer roof assemblies at both Properties will be completed concurrently with the permanent repairs to the construction defects.

        During 2001, all litigation regarding these construction defects was settled. In total, from all Alderwood and Timberleaf settlements, defendants have agreed to pay the Partnership an aggregate of $14,600,000. Of this amount, the Partnership will receive net proceeds of approximately $10,832,000. Timberleaf's net proceeds of $4,533,000 were received by the Partnership in 2001. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Construction Defects (Continued)
---------------------

Alderwood litigation was settled on October 3, 2001 and net settlement proceeds of $6,299,000 were received on March 5, 2002. As such, a receivable for the Alderwood net settlement proceeds was recorded as of December 31, 2001, with an offsetting credit recorded to the Construction Defects Reserve account.

        The terms of the mortgages on the Properties require that a security account be maintained for each Property to cover contingent liabilities with respect to defects in the Properties' hardboard siding. These security accounts are additional collateral for the lender, and total, as of December 31, 2001, approximately $5,852,000. These security accounts must be maintained until such time as the Partnership's lender has determined that these accounts contain sufficient cash to complete the repairs of the Partnership's Properties.

        The $4,533,000 of Timberleaf settlement proceeds were received by the Partnership in 2001, and are segregated in a reserve bank account and are designated as restricted cash, which totals approximately $4,585,000 as of December 31, 2001. The settlement proceeds, including accumulated interest income, is used to pay all siding related design and construction expenditures.

        In addition to the security accounts mandated under the Partnerships' financing arrangements and from settlement proceeds, the Partnership currently maintains additional accounts exclusive of the Timberleaf settlement proceeds, totaling as of December 31, 2001 approximately $4,036,000, which is primarily intended to cover additional contingent liabilities related to the construction defects and other matters.

        The General Partner is now engaged in the process of developing an updated repair plan in light of the settlement recovery and will move forward with repairs estimated to occur during 2002 and 2003. The General Partner is hopeful, that under prevailing circumstances and market conditions, it can develop a plan to repair the construction defects, including rent concessions and lost rents for approximately $12,500,000 to $14,000,000. This preliminary projection of the cost to repair the construction defects is an estimate, and as such it is at least reasonably possible that the estimate could change in the near term due to certain factors that could be encountered in either the design engineering phase and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to this preliminary projection. Any changes to this estimate will be adjusted in the subsequent year in which the change is calculated and will be recorded in the manner described in the following paragraphs.

        The preceding paragraphs contain certain forward-looking disclosures relating to working capital, liquidity and the cost to repair construction defects, which are based upon the General Partner's current expectations. The words "estimated," "projected," "intended," "expected" and similar expressions are intended to identify forward-looking disclosures. These forward-looking disclosures are found at various places throughout this document. Wherever they occur in this document, forward-looking disclosures are necessarily estimates reflecting best judgments. However, these disclosures still involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking disclosures. These forward-looking disclosures should, therefore, be considered in light of various important factors, including those set forth in the preceding paragraphs. The limited partners are cautioned not to place undue

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

reliance on these forward-looking disclosures, which speak only as of the date hereof. The Partnership disclaims any intent or obligation to update forward-looking disclosures, except as required by law. Moreover, the Partnership, through its General Partner , may from time to time make forward-looking disclosures about the matters described in this document or other matters concerning the Partnership.

        While the General Partner believes the estimated cost to repair the construction defects and all costs associated with the repairs and assumptions are reasonable, there can be no assurance that the projection will be accurate, and actual results may vary materially from those shown. This projection was based upon a variety of estimates and assumptions. It is expected that there will be differences between the actual and projected cost to repair the construction defects and all costs associated with the repairs may be materially higher or lower than those projected. Inclusion of the foregoing projection should not be regarded as an indication that the General Partner considers it an accurate prediction of future events. In light of the uncertainties inherent in forward-looking information of any kind, the inclusion of this projection in this document should not be regarded as a representation by the Partnership or its General Partner that the anticipated cost to repair the construction defects and all costs associated with the repairs will be achieved and limited partners are cautioned not to place undue reliance on this information.

        Although a definitive estimate of the cost of the repair plan for the hardboard siding is not yet finalized, based upon the General Partner estimated cost to repair these construction defects, there is a short fall of approximately $1,667,000 between the net settlement proceeds of $10,832,000 and the General Partner's low end estimate of the cost of engineering and construction repairs of $12,500,000. The minimum loss contingency of $1,667,000 is recognized as a one-time charge in the accompanying Statement of Income for the year ended December 31, 2001.

      All siding related design and construction expenditures up to $12,500,000 will be offset against this liability. All expenditures, if any, above $12,500,000, will be expensed as incurred in the year the actual expenditures exceed this amount. In the event that this liability exceeds the costs to repair the construction defects, the remaining liability would be recognized as a gain upon the completion of the repairs.

        None of the expenditures to repair the hardboard siding construction defects will be capitalized inasmuch as the repairs are not considered a betterment that will extend the life of the Partnership's assets, but are considered a correction of a past deficiency in the assets. The construction defects repairs will restore the assets to their original condition by maintaining the existing condition of the Properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Operations
----------

      For the years  ended  December  31,  2001,  2000,  and 1999,  the  average
   occupied  rent  obtained  from  leased  units,  and  the  average   occupancy
   percentages were as follows:

                                     Average Occupied Rental Rates
                                     -----------------------------

                                     2001        2000         1999
                                     ----        ----         ----

         One Bedroom Units         $1,575      $1,641       $1,285
         Two Bedroom Units         $1,931      $2,115       $1,567

                                          Average Occupancy
                                          -----------------

                                     2001        2000         1999
                                     ----        ----         ----

         Alderwood                    96%         98%          97%
         Timberleaf                   95%         99%          97%


      Both Properties are located in Santa Clara County, in an area commonly referred to as Silicon Valley. With the economic decline in the economy, and specifically in the high tech industry, the primary employer in the Silicon Valley, job growth no longer continued to climb as in prior years, and actually decreased by 45,000 jobs between December 31, 2000 and 2001. The fourth quarter ending December 31, 2001 saw unemployment rise to 6.1% from 1.5% at December 31, 2000. This decline in jobs, coupled with new housing units (both single family and multi-family) coming on line has resulted in a softening of the rental market. The ability to affect increases in rental rates may be impacted by market conditions such as supply of rental housing or local economic conditions. These factors have impacted the average occupied rent and average occupied percentages in all three of the years presented. For the period from 1999 to 2000, the Silicon Valley continued to see lowering unemployment and increasing new job growth. Many housing developers were breaking ground for new housing units. Commencing in the later half of 2000 and continuing into 2001, unemployment rose, new job growth was non-existent with jobs decreasing and new housing units were coming on line. As a result, average rental rates decreased 4% from 2000 to 2001. Concessions were utilized to increase occupancy, and to remain competitive in the Santa Clara market.

Operating expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses have fluctuated between years due principally to the destructive testing, emergency repairs and litigation fees associated with hardboard siding defects. These three expenditure components of hardboard siding defects have fluctuated based upon where in the litigation and repair cycles the Properties happened to be. After initial owner investigations, came the quantification phase wherein preliminary investigation subsequently led to extensive destructive testing and emergency repairs were undertaken to preserve the assets. Legal and expert consultant fees increased as the cases were prepared for the ensuing litigation. In accordance with SFAS 5, the operating expenses for 2001 include a one time current period charge of $1,667,000 for the provision for construction defect repair costs (exclusive of rent concessions and lost rents) exceeding the net settlement proceeds received. In as much as the provision is a non-cash charge, there is no affect on cash flow the for year 2001.

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

      Depreciation and amortization remained consistent between 2001 and 2000. Depreciation expense was $682,000 and $618,000 in 2001 and 2000, respectively. Amortization expense was $30,000 each year.

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

 Critical Accounting Polices
 ---------------------------

        The Partnership's most significant accounting policies are described in the notes to the Financial Statements. The most critical policies relate to the categories of Related Party Transactions (Note 3), Debt and Debt Covenants (Notes 2 and 6), and Real Estate (Notes 1 and 5). All of these policies are mandatory under accounting principles generally accepted in the United States and the regulations of the Securities and Exchange Commission. Each of these policies has a material effect on the timing of revenue and expense recognition for significant Partnership operations.

Recent Accounting Pronouncement
-------------------------------

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and has not yet determined the impact, if any, that the adoption of the SFAS 144 will have on the Partnership's financial position and results of operations.

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


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The  Partnership  has  no  directors  or  executive   officers.   For
informational purposes only, the following are the names and additional information relating to controlling persons, directors, executives and senior management of Prometheus Development Co., Inc., a California corporation, the General Partner of the Registrant.

Sanford N. Diller.  Age 73. President,  Secretary and sole Director.  Mr. Diller supervises the acquisition, disposition and financial structuring of properties. Mr. Diller founded the General Partner, and effectively controls all of its outstanding stock. Mr. Diller received his undergraduate education at the University of California at Berkeley and his Doctor of Jurisprudence from the University of San Francisco. He has been an attorney since 1953. Since the mid 1960's, he has been involved in the development and/or acquisition of more than 70 properties, totaling more than 13,000 residential units and over 2,000,000 square feet of office space.

Vicki R. Mullins. Age 42. Vice President. Ms. Mullins' responsibilities include supervising all property operations, information systems and finance, as well as manages the disposition and financial structuring of properties. Ms. Mullins came to Prometheus Development Co., Inc. from The Irvine Company where she spent seven years as Vice President of Finance and Accounting, and Director of Internal Controls. Prior to the Irvine Company, she spent six years with Ernst & Young as an audit manager. Ms. Mullins is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of Illinois.

John J. Murphy. Age 39. Vice President. Mr. Murphy's responsibilities include managing all financial, accounting and reporting activities, and insurance. Mr. Murphy came to Prometheus Development Co., Inc. from KPMG Peat Marwick where he spent seven years and was a Senior Manager. He is a Certified Public Accountant and holds a B.S. degree in Accounting with honors from the University of San Francisco.


ITEM 11. EXECUTIVE COMPENSATION

           The Partnership does not pay or employ directly any officers or directors. Compensation to executives and employees of the General Partner is not based on the operations of the Partnership. The General Partner and its affiliates receive a management fee as compensation for services rendered and reimbursement of certain Partnership expenses. See Item 7, Management's
Discussion and Analysis of Financial Conditions and Results of Operations (Critical Accounting Policies), and Item 13, Certain Relationships and Related Transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           (a) Other than PIP Partners - General, LLC ("PIP Partners"), an affiliate of the General Partner, which owns 18.1679%, of the outstanding limited partner Units, no person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Units.

           (b) The General Partner owns no Units. However, the General Partner, pursuant to the Partnership Agreement, has discretionary control over most of the decisions made for the Partnership. The executive officers of the General Partner, as a group, own no Units.

               PIP Partners, acquired 7.5283% of outstanding Limited Partner Units in the Partnership during 1997. (See Item 5 for further discussion.) During 1998, 1999, and 2000, PIP Partners acquired .716%, 1.2371% and 8.6865% of outstanding Limited Partner Units, respectively. No Units were acquired in 2001. As of December 31, 2001 PIP Partners owns 18.1679% of the outstanding Units.

           (c) Not applicable.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Partnership pays or has paid fees to the General Partner and its Affiliates. See Footnote 4 - Related Party Transactions of the financial statements found in Item 14 and the Prospectus (pages 14-16 and 46-48) filed pursuant to Rule 424(b) under the Securities Act of 1934, which is incorporated by reference herein.


                                       18s

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a) 1.   FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                            Page
                                                                            ----

          Report of Ernst & Young LLP, Independent Auditors...................21

          Report of Arthur Andersen LLP, Independent Auditors.................22

        Financial Statements:

          Balance Sheets as of December 31, 2001 and 2000.....................23

          Statements of Income for the years ended
            December 31, 2001, 2000 and 1999..................................24

          Statements of Partners' Capital (Deficit) for the
            years ended December 31, 2001, 2000 and 1999......................25

          Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999..................................26

          Notes to Financial Statements.......................................27

    2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts.....................33

          Schedule III - Real Estate and Accumulated Depreciation .........34-35

             All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) The following reports on Form 8-K's were filed during the period covered by this report.

             The company filed Form 8-K on November 27, 2000, regarding a letter mailed to the limited partners.

             The company filed Form 8-K on March 5, 2001, with respect to the notification of the change in accounting firms for the fiscal year ended December 31, 2001.

             The company filed Form 8-K on March 12, 2001, regarding a letter mailed to the limited partners.

             The company filed Form 8-K on April 2, 2001, with respect to the notification of the settlement reached with selected defendants in the Timberleaf litigation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (CONTINUED)


(b) The following reports on Form 8-K's were filed during the period covered by this report, (Continued).

             The company  filed Form 8-K on May 22,  2001,  with  respect to the
             notification   of  the   settlement   reached  with  the  remaining
             defendants in the Timberleaf litigation.

             The company filed Form 8-K on October 11, 2001, with respect to the notification of the settlement reached with the defendants in the Alderwood litigation.

             The company filed Form 8-K on March 4, 2002, regarding a letter mailed to the limited partners.

(c) No additional exhibits are required pursuant to Item 601(b) of Regulation S-K.

                Report of Ernst & Young LLP, Independent Auditors


To the Partners
Prometheus Income Partners,
a California limited partnership:

We have audited the accompanying balance sheets of Prometheus Income Partners, a California limited partnership, as of December 31, 2001 and 2000, and the related statements of income, partners' capital (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prometheus Income Partners, a California limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP


San Francisco, California
March 1, 2002, except for Note 7 and paragraph two of Note 5, as to which the date is March 5, 2002.

               REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS


To the Partners of
Prometheus Income Partners,
a California limited partnership:

We have audited the accompanying statements of income, partners' capital (deficit) and cash flows for the year ended December 31, 1999 of Prometheus Income Partners, a California limited partnership. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Prometheus Income Partners, a California limited partnership, for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP


San Francisco, California
March 28, 2000

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                                 BALANCE SHEETS

                        As of December 31, 2001 and 2000

                      (In Thousands, Except for Unit Data)

                                                                     2001               2000
                                                               ----------          ---------
ASSETS

   Real Estate
      Land, buildings and improvements                            $31,881             $30,778
      Construction in progress                                        776                  44
      Accumulated depreciation                                    (9,483)             (8,801)
                                                                 --------             -------
                                                                   23,174              22,021

   Cash and cash equivalents                                        4,036               3,568
   Restricted cash                                                 10,437               5,256
   Deferred financing costs, net of
      accumulated amortization of $120 and $90                        179                 209
   Accounts receivable and other assets                                 2                  34
   Receivable from settlement of construction defects litigation    6,299                  --
                                                                 --------             -------

      Total assets                                                $44,127             $31,088
                                                                 ========             =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Notes payable                                                  $25,548             $25,879
   Accounts payable and accrued liabilities                           387                 439
   Construction defects reserve                                    12,500                  --
                                                                 --------             -------

      Total liabilities                                            38,435              26,318
                                                                 --------             -------

   Commitments (see Note 4)

   Partners' Capital (Deficit)
      General partner deficit                                       (345)               (354)
      Limited partners' capital,
        18,995 limited partnership
        units issued and outstanding                                6,037               5,124
                                                                 --------             -------

      Total partners' capital (deficit)                             5,692               4,770

      Total liabilities and partners' capital (deficit)           $44,127             $31,088
                                                                 ========             =======


                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                              STATEMENTS OF INCOME

              For the years ended December 31, 2001, 2000 and 1999

                      (In Thousands, Except for Unit Data)

                                                 2001               2000              1999
                                              ----------        ----------         ----------
REVENUES
   Rental                                       $7,387              $6,695            $5,674
   Interest                                        415                 464               250
   Other                                            69                  88               182
                                              --------            --------          --------

      Total revenues                             7,871               7,247             6,106
                                              --------            --------          --------


EXPENSES
   Interest and amortization                     1,837               1,860             1,881
   Operating                                     1,731               1,421             1,400
   Depreciation                                    682                 618               573
   Administrative                                   44                  40                40
   Payments to general partner and
    affiliates:
      Management fees                              431                 372               300
      Operating and administrative                 557                 527               481
   Provision for estimated construction
      defects repair costs in excess of net
      settlement proceeds                        1,667                  --                --
                                              --------          ----------         ---------

      Total expenses                             6,949               4,838             4,675
                                              --------          ----------         ---------

NET INCOME                                        $922              $2,409            $1,431
                                              ========          ==========         =========


Net income per $1,000
   limited partnership
   unit                                            $49                $126               $75
                                              ========          ==========         =========

Number of limited partnership
   units used in computation                    18,995              18,995            18,995
                                              ========          ==========         =========


                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              For the years ended December 31, 2001, 2000 and 1999

                                 (In Thousands)


                                                    General   Limited
                                                    Partner   Partners     Total
                                                    -------   --------   -------


Balance as of December 31, 1998                      $(392)     $1,322      $930

      Net Income                                         14      1,417     1,431
                                                     ------     ------    ------

Balance as of December 31, 1999                       (378)      2,739     2,361

      Net Income                                         24      2,385     2,409
                                                     ------     ------    ------

Balance as of December 31, 2000                       (354)      5,124     4,770

      Net Income                                          9        913       922
                                                     ------     ------    ------

Balance as of December 31, 2001                      $(345)     $6,037    $5,692
                                                     ======     ======    ======


                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                  2001       2000       1999
                                                                -------    -------     ------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $922     $2,409     $1,431
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation                                                682        618        573
        Amortization                                                 30         30         30
        Provision for estimated construction defects
           in excess of net settlement proceeds                   1,667         --         --

        Decrease (increase) in accounts
           receivable and other assets                               32        (5)         32
        (Decrease) increase in payables
           and accrued liabilities                                 (52)       115       (101)
                                                                -------    -------    -------

   Net cash provided by operating activities                      3,281      3,167      1,965
                                                                -------    -------    -------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to buildings and improvements                      (1,103)      (490)      (350)
   Construction in progress                                       (732)       (44)         --
                                                                -------    -------    -------

   Cash used in investing activities                            (1,835)      (534)      (350)
                                                                -------    -------    -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
   Principal reductions on notes payable                          (331)      (309)      (288)
   Proceeds from settlement of construction defects
           litigation, net of direct costs incurred               4,534         --         --
   Deposits to restricted cash                                  (5,181)      (698)      (568)
                                                                -------    -------    -------

   Net cash provided by (used in) financing activities            (978)     (1007)      (856)
                                                                -------    -------    -------

Net increase in cash and cash equivalents                           468      1,626        759

Cash and cash equivalents at beginning of year                    3,568     1, 942      1,183
                                                                -------    -------    -------

Cash and cash equivalents at end of year                         $4,036     $3,568     $1,942
                                                                =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
OPERATING ACTIVITY
   Receivable from settlement of construction defects
      litigation                                                 $6,299    $    --    $    --
                                                                =======    =======    =======

                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership


                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Prometheus Income Partners, a California limited partnership (the "Partnership"), was formed to invest in, construct, hold, operate and ultimately sell two multi-family apartment projects, Alderwood Apartments ("Alderwood") and Timberleaf Apartments ("Timberleaf"), located in Santa Clara, California (collectively, the "Properties"). The General Partner is Prometheus Development Co., Inc., a California corporation ("Prometheus"). The Partnership operates in one segment, residential real estate.

         In accordance with the terms of the Partnership Agreement, income or loss is allocated 1% to the General Partner and 99% to the Limited Partners. Net income or loss per limited partner unit is computed by dividing the net income or loss allocable to the Limited Partners by the number of units outstanding during the period in which the income or losses are allocated.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Real estate, which includes development costs, construction costs, property taxes and interest incurred during the construction period, is valued at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. At December 31, 2001, the Partnership's management believes that the carrying value of the Partnership's real estate does not exceed its estimated fair value.

        None of the expenditures to repair the hardboard siding construction defects will be capitalized inasmuch as the repairs are not considered a betterment that will extend the life of the Partnership's assets, but are considered a correction of a past deficiency in the assets. The construction defects repairs will restore the assets to their original condition by maintaining the existing condition of the Properties.

        Maintenance and repair expenses are charged to operations as incurred. Buildings, asset replacements and improvements are capitalized and are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 40 years, as follows.

                Buildings                                   40 years
                Land Improvements                           30 years
                Structural Improvements                     30 years
                Personal property                             5 years

         Loan fees, incurred in conjunction with the notes payable have been deferred and are amortized, using the straight-line method which approximates the effective interest method, over the terms of the related notes payable.

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

        All leases are classified as operating leases. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year.

         No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net income or loss for financial reporting purposes differs from the net income or loss for income tax reporting purposes principally due to differences in useful lives and depreciation methods for buildings and improvements, amortization of construction period interest and taxes and the provision for estimated construction defects repair cost in excess of net settlement proceeds. Reconciliations of net income per the federal tax return to net income as reported in the accompanying financial statements for the years ended December 31, 2001, 2000, and 1999 follows:

                                                    2001           2000            1999
                                                 -----------    ------------    -----------
                                                                (In Thousands)
Net income per federal tax return                  $  2,557         $ 2,348       $  1,318
Provision for estimated construction defects
     repair costs in excess of net settlement
     proceeds                                       (1,667)              --             --

Prepaid rental receipts
                                                          3             (7)             24
Depreciation
                                                         29              68             89
                                                 -----------    ------------    -----------
Net income per accompanying Statement
     of Income                                      $   922        $  2,409       $  1,431
                                                 ===========    ============    ===========

Syndication costs incurred in raising Limited Partners' capital are not charged to Limited Partners' capital for tax reporting purposes.

        The carrying amount of certain of the Partnership's financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to the relatively short maturity of such instruments. The fair value of the notes payable approximates the carrying value as of December 31, 2001 based on current rates available to the Partnership for debt with similar terms.

        Cash and cash equivalents consist of amounts held in market rate, checking and investment accounts with maturities of three months or less. The Partnership maintains its cash and cash equivalents in high credit-quality depository institutions.

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

        Restricted cash, designated as lender's cash collateral, is invested in a government fund with original maturities of three months or less. (See Note 6 for further discussion.) The Timberleaf settlement proceeds are maintained in an investment account with a maturity of three months or less, and are also designated as restricted cash.

Recent Accounting Pronouncement
-------------------------------

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principal Board Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and has not yet determined the impact, if any, that the adoption of the SFAS 144 will have on the Partnership's financial position and results of operations.

2.      NOTES PAYABLE

        The Partnership had the following notes payable (the "Notes") at December 31, 2001 and 2000:

                                                                   2001                 2000
                                                                   ----                 ----
                                                                        (In Thousands)
Non recourse note payable, secured by a first deed
of trust on Alderwood; interest is payable monthly
at a rate of  6.99%  per  annum;  the  balance  is
payable at maturity, December 2007.                            $ 16,488             $ 16,703

Non recourse note payable, secured by a first deed
of  trust  on  Timberleaf;   interest  is  payable
monthly at a rate of 7.09% per annum;  the balance
is payable at maturity, December 2007.                            9,060                9,176
                                                               --------             --------

                                                               $ 25,548             $ 25,879
                                                               ========             ========

        One of the terms of the Notes requires that cash be set aside in a hardboard siding security account, as additional collateral. See Note 6 for further discussion.

        Cash paid for interest in each of the years ended 2001, 2000 and 1999 was approximately $1,808,000, $1,830,000, and $1,851,000, respectively.

2.      NOTES PAYABLE (Continued)

        As of December 31, 2001, maturities on the Notes (In Thousands) are as follows:

        2002                                          $    355
        2003                                               381
        2004                                               409
        2005                                               439
        2006                                               470
        Thereafter                                      23,494
                                                      --------

                                                      $ 25,548
                                                      ========

The Notes, if prepaid more than thirty (30) days from maturity, are subject to a prepayment penalty.

3.      RELATED PARTY TRANSACTIONS

        Prometheus   Real  Estate   Group,   Inc.,  a   California   corporation
("Prometheus"), an affiliate of the General Partner, manages the Properties. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense reimbursements in accordance with the Partnership Agreement, which specifically provides for:

        o The actual cost to the General Partner or its affiliates of goods and materials used for or by the Partnership and obtained from entities which are not affiliated with the General Partner;

        o  Expenses for specified administrative services;

        o Other administrative services, provided that these services are necessary to the prudent operation of the Partnership; and

        o Funds advanced to the Partnership by the General Partner or its affiliates pursuant to the management agreement.

        However no reimbursement for the administrative services is permitted for services for which the General Partner or its affiliates receive a separate fee, and the amount of these expenses may not exceed the lesser of:

        o  The actual cost of these services; and

        o 90% of the amount which the Partnership would be required to pay to independent third parties for comparable services.

        For 2001, 2000 and 1999 neither the General Partner nor its affiliates, other than Prometheus (which was entitled to additional reimbursements under the Partnership's management agreement), received any reimbursement for direct or other administrative and out-of-pocket expenses.

4.      COMMITMENTS

        Commencing on January 1, 1989, under the terms of the Limited Liquidity Plan ("Plan"), the Partnership may repurchase up to 5% in aggregate of the outstanding units from the Limited Partners, at the Limited Partners' option, in accordance with the Partnership Agreement. The General Partner may allocate up to 10% of the distributable cash from operations in the current year for the purpose of making such repurchases. The price of any units repurchased by the Partnership will be determined in accordance with the Partnership Agreement. The Partnership made no repurchases under the Plan during the years ended December 31, 2001, 2000 and 1999.

5.      LITIGATION SETTLEMENT - CONSTRUCTION DEFECTS
                                                     -

        In June 1996, the General Partner learned that the hardboard siding used at both Alderwood and Timberleaf was beginning to fail. On September 23, 1996, Prometheus Income Partners filed two lawsuits (since settled) against the siding manufacturer, the general contractor, the subcontractors and the architects, one for each of its Properties, regarding problems at the Properties stemming from the hardboard siding.

        During 2001, all litigation regarding construction defects was settled. In total, from all Alderwood and Timberleaf settlements, defendants have agreed to pay the Partnership an aggregate of $14,600,000. Of this amount, the Partnership will receive net proceeds of approximately $10,832,000. Timberleaf's net proceeds of $4,533,000 have been received by the Partnership. The Alderwood litigation was settled on October 3, 2001, and settlement proceeds of $6,299,000 were received on March 5, 2002. As such, a receivable for the Alderwood net settlement proceeds was recorded as of December 31, 2001, with an offsetting credit recorded to the Construction Defects Reserve account. The Partnership recognized a charge against income in connection with the litigation settlements as further discussed below.

        Although a definitive estimate of the cost of the repair plan for the hardboard siding is not yet finalized, based upon the General Partner's preliminary estimate, the cost to repair the construction defects including rent concessions and lost rents is anticipated to be between $12,500,000 and $14,000,000. Accordingly, a construction defects reserve liability of $12,500,000, equal to the low end of the range of estimated repair costs, has been recorded in the accompanying Balance Sheet at December 31, 2001. In conjunction with recording the reserve liability, the Partnership recognized a charge to income of $1,667,000 in the accompanying Statement of Income for the year ended December 31, 2001 for the estimated repair costs in excess of the net settlement proceeds. All construction repair expenditures up to $12,500,000 will be offset against the reserve liability.

        It is reasonably possible that the future estimated repair costs could change in the near term due to certain factors that could be encountered in either the design engineering phase and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such the cost to repair could change, and the change could be material to the General Partner's preliminary estimate. Any changes to the estimate will be reflected as adjustments to the reserve liability in the periods in which the changes are calculated with a corresponding charge reflected in the Statement of Income.

6.    RESTRICTED CASH - CASH COLLATERAL

      The terms of the Notes and the Security Agreement, Disbursements Agreement and Assignment of Agreements (collectively the "Agreements") (See Note 2 for further discussion) require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,384,000 and $2,468,000 for Alderwood and Timberleaf, respectively, at December 31, 2001. Until the Completion Date, as defined in the Agreements, the Partnership is obligated to contribute annually, an additional 10%, as defined in the Agreements, or monthly cash flow, whichever is less and, shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

      Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

      The security accounts are to be invested in either a treasury or government fund.

7.    SUBSEQUENT EVENT

      The defendants in the Alderwood construction defect litigation settled the litigation on October 3, 2001. The defendants agreed to pay the Partnership $8,500,000. Of this amount, the Partnership received on March 5, 2002, after payment of litigation expenses including legal fees, $6,299,000.

                                                                     SCHEDULE II




                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                        VALUATION AND QUALIFYING ACCOUNTS

                             As of December 31, 2001

                                 (In Thousands)



                                      Balance    Additions   Additions
                                         at     Charged to   Charged to               Balance
                                     Beginning   Costs and     Other                  at End
               Description           of Period   Expenses     Accounts   Deductions  of Period
               -----------           ---------   --------     --------   ----------  ---------


     Year ended December 31, 2001:
       Construction defects reserve  $     -    $  1,667    $ 10,843     $      -    $12,500

     Year ended December 31, 2000:
       None

     Year ended December 31, 1999:
       None

                                                                    SCHEDULE III




                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                             As of December 31, 2001

                                 (In Thousands)

                                                Cost Capitalized          Gross Amount at Which
                                                   Subsequent                    Carried
                                                 To Acquisition           at Close of Period (1)
                                         ----------------------------   -------------------------
                                Cost
                                to
                                the      Build-                                 Build-              Accumu-
                                Partn-   ings and              Carry-           ings and            lated De-   Date of    Date
                     Encum-     ership   Improve-    Improve-  ing              Improve-    Total   preciation  Constru-   Acquired
Description          brances    Land     ments       ments     Costs    Land    ments       (3)     (4)         ction      (2)
-----------          -----------------   ----------------------------   -------------------------   --------------------   --------
Alderwood Apts.
Santa Clara,
 California          $16,488    $5,931     $   --    $12,950     $441   $5,931   $14,472  $20,403   $6,066         11/86   12/87 (5)

Timberleaf Apts.
Santa Clara,
 California            9,060     3,145         --      6,961      510    3,145     8,333   11,478    3,417         11/86   11/86
                     -------    ------     ------    -------    -----   ------   -------  -------   ------

 Total               $25,548    $9,076     $   --    $19,911    $ 951   $9,076   $22,805  $31,881   $9,483
                     =======    ======     ======    =======    =====   ======   =======  =======   ======

                                                                    SCHEDULE III
                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

              REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

                             As of December 31, 2001

                                 (In Thousands)


NOTES:

(1)  The aggregate cost for federal income tax purposes is $29,849.

(2)  Depreciation is computed on lives ranging from 5 to 40 years.

(3)  Balance, December 31, 1998                                        $  29,938

     Additions                                                               350
                                                                         -------

     Balance, December 31, 1999                                           30,288

     Additions                                                               490
                                                                         -------

     Balance, December 31, 2000                                           30,778

     Additions                                                             1,103
                                                                         -------

     Balance December 31, 2001                                         $  31,881
                                                                        ========

(4)  Balance, December 31, 1998                                        $   7,610

     Provision charged to expense                                            573
                                                                         -------

     Balance, December 31, 1999                                            8,183

     Provision charged to expense                                            618
                                                                         -------

     Balance, December 31, 2000                                            8,801

     Provision charged to expense                                            682
                                                                         -------

     Balance, December 31, 2001                                         $  9,483
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


                                    PROMETHEUS INCOME PARTNERS,
                                    a California limited partnership

                                    By PROMETHEUS DEVELOPMENT CO., INC.,
                                    a California corporation,
                                    Its General Partner





Date:   March 28, 2002       By     /s/   Vicki R. Mullins
        --------------              ----------------------------------
                                    Vicki R. Mullins,
                                    Vice President




Date:  March 28, 2002        By     /s/ John J. Murphy
       --------------               ----------------------------------
                                    John J. Murphy,
                                    Vice President

        Supplemental  Information to be furnished with Report, filed pursuant to
Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

        None