Form 10-K/A
period 2001-12-31
PROMETHEUS INCOME PARTNERS
filed 2002-04-26
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
   (Exact Name of Registrant as Specified in its Charter)

            California                                            77-0082138
-------------------------------                              -------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

350 Bridge Parkway
Redwood City, CA                                                   94065-1517
---------------------------------------                         ----------------
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

Exhibit index located on page 23

                                Table of Contents
                                   Form 10-K/A


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

Part II

   Item 5    Market for Registrant's Units and Related Security Holder Matters...............6
   Item 6    Selected Financial Data.........................................................8
   Item 7    Management's Discussion and Analysis of Financial Conditions and
               Results of Operations........................................................10
   Item 8    Financial Statements and Supplementary Data....................................20
   Item 9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................................20

Part III

   Item 10   Directors and Executive Officers of the Registrant.............................21
   Item 11   Executive Compensation.........................................................21
   Item 12   Security Ownership of Certain Beneficial Owners and Management.................22
   Item 13   Certain Relationships and Related Transactions.................................22

Part IV

   Item 14   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.......................................................23-39

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

                 On June 27, 2000, Everest Management, LLC ("Everest"), an unrelated third party, made a tender offer for up to 2% of the units, or 379 units, for $650 per unit. This tender expired by its terms on July 31, 2000. Under the terms of the Partnership Agreement, Everest was admitted as a limited partner on October 1, 2000 and January 1, 2001 with respect to 289 and 15 Units, respectively, that were tendered pursuant to this tender offer, for a total 1.600% of the outstanding Units.

                 On March 5, 2001, Everest made another tender offer for up to 1.6% of the units, or 300 units, for $800 per unit. This tender originally was set to expire by its terms on March 30, 2001 but subsequently was extended by Everest to April 20, 2001. Under the terms of the Partnership Agreement, Everest Properties II, LLC was admitted as a limited partner on July 1, 2001 as to an additional 639.5 Units tendered pursuant to this tender offer, for a total 3.367% of the outstanding Units.

                 Everest and its affiliates own a combined total of 943.5 Units or 4.9671% of the outstanding Units.

                 On September 4, 2001, Equity Resource Lexington Fund, L.P., ("Equity Resource"), an unrelated third party, by letter to the limited partners, made a tender offer to purchase an unspecified number of units at a price of $700 per unit. By its terms, this offer was set to expire on October 4, 2001. By letter to the limited partners dated October 29, 2001 from Equity Resource, the expiration of this tender offer was purportedly extended to November 29, 2001. Under the terms of the Partnership Agreement, Equity Resource was admitted as a limited partner with an effective date of January 1, 2002 with respect to 492 Units that were tendered pursuant to this tender offer, for a total of 2.5902% of the outstanding Units.

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

                                             For the Years Ended December 31,
                                     ---------------------------------------------------

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

                                                                   For The Three Months Ended
                                          ----------------------------------------------------------------------------

                                          Dec 31,  Sept. 30,  June 30,  Mar 31,  Dec 31,  Sept. 30,  June 30,  Mar 31,
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Partnership as of and for the years ended December 31, 2001, 2000 and 1999. This information should be read in conjunction with the accompanying financial statements and notes thereto, included in Item 14.

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

           The terms of the Notes require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,384,000 and $2,486,000 for Alderwood and Timberleaf, respectively, as of December 31, 2001. Until the Completion Date, as defined, annually the Partnership is obligated to contribute, an additional 10%, as defined, or monthly cash flow, whichever is less, and shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership.

      Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      The Partnership was involved in litigation involving construction defects at its Properties (see "Construction Defects" for a more comprehensive discussion of the matter). This litigation was settled during 2001. The
$4,534,000 of Timberleaf net settlement proceeds were received by the Partnership in 2001, and are segregated in a reserve bank account and are designated as restricted cash in the balance sheet. The settlement proceeds, including accumulated interest income, which totals approximately $4,585,000 as of December 31, 2001, will be used to pay all siding related design and construction expenditures. The Alderwood net settlement proceeds of $6,299,000 were received on March 5, 2002. A receivable for those net settlement proceeds was recorded in the balance sheet as of December 31, 2001.

      Cash and cash equivalents not being held by the lender or from settlement proceeds are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $4,036,000, $3,568,000, and $1,942,000, at December 31, 2001, 2000 and 1999, respectively.

      Cash distributions will only resume when a determination has been made that the Partnership has adequate cash reserves (including restricted cash) to complete repairs of the construction defects in the Partnership's Properties. This determination can only be made when the costs to repair construction defects to the Partnership's Properties have been determined with a high degree of certainty. Therefore, it is uncertain when cash distributions will resume. As of the date of this report, the Partnership anticipates that following the receipt by the Partnership of all settlement proceeds in respect of the construction defects litigation, the Partnership will have sufficient reserves to enable it to begin distributions to limited partners during 2002. However, there can be no assurances given as to when distributions will actually resume and the level at which any such distributions will be made. The hardboard siding security accounts must be maintained until such time as the partnership's lender has determined that these accounts contain sufficient cash to complete the repairs of the Partnership's Properties. In addition, if repairs of the Properties are not completed by December 2002, the Partnership's lender has the right to require the Partnership to retain additional cash collateral reserves, which could require further suspension of distributions to Limited Partners.

Construction Defects
--------------------

In June 1996, the General Partner became aware of defects in the hardboard siding used in both of the Partnership's Properties. On September 23, 1996, the Partnership filed two lawsuits (since settled) seeking recovery of costs to repair those defects from the manufacturer of the hardboard siding, as well as the general contractor, the subcontractors, and the architects involved in the original construction of the two Properties.

      Since June 1996, the General Partner has determined that the defects did not reduce the assets' value to an amount below their net book value, based on a comparison of future cash flows to the carrying amount of the Properties at the end of subsequent reporting periods. This continues to be the case at December 31, 2001. The General Partner has also determined that, although the construction defects may be substantial in nature, the Properties will continue to function as safe, inhabitable, income-generating Properties without a full repair of the defects for an indeterminate amount of time. As such, the Partnership has been under no obligation to undertake a major repair project to remedy the construction defects at either of the Properties. The Partnership has made certain emergency repairs to the Properties since June 1996, and has expensed those repair costs as incurred with no consideration of potential recoveries from the ongoing litigation or potential settlement thereof. As of December 31, 2001, the cost of emergency repairs charged to expense since June 1996 totaled approximately $3,457,000. This amount is not included in the Partnership's current estimates

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Construction Defects (Continued)
---------------------

to repair construction defects.

      In 2001, the Partnership's litigation against the responsible parties was settled. In total, from all Alderwood and Timberleaf settlements, defendants agreed to pay the Partnership an aggregate of $14,600,000. The Partnership received net proceeds (after payment of attorney's fees, litigation costs and a litigation management fee of 3% of the gross settlement amount to an affiliate of the Partnership's General Partner) of $10,832,000. The net proceeds related to the Timberleaf property of $4,533,000 were received by the Partnership in 2001. The Alderwood litigation was settled on October 3, 2001 and net settlement proceeds of $6,299,000 were received by the Partnership on March 5, 2002. As such, a receivable for the Alderwood net settlement proceeds was recorded as of December 31, 2001. The General Partner believes that these settlements were, in substance, payment for non-operating costs to be incurred by the Partnership to repair the defects at both Properties.

      In 2001, upon learning that the defendants in the litigation were willing to resolve the lawsuits in return for a substantial settlement to the Partnership, the General Partner made the decision to utilize the proceeds of the settlement to undertake a major repair project related to the construction defects. The Partnership then developed an estimate of the cost to repair the defects. Based on the information available at the current time, the Partnership estimates the cost to repair the defects to be approximately $12,500,000, an amount that exceeds the net settlement proceeds received by $1,667,000. Therefore, based on the General Partner's decision to undertake the repair project, the Partnership recorded this shortfall as a charge to income in the accompanying Statement of Income for the year ended December 31, 2001.

      The construction defects reserve of $12,500,000 at December 31, 2001 is an estimate, and as such it is at least reasonably possible that the estimate could change in the near term due to certain factors that could be encountered in either the design engineering phase and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to the estimated repair cost. Any changes to this estimate will be adjusted in the subsequent year in which the change is realized and will be recorded as described in the following paragraph.

      The General Partner is currently engaged in the process of developing an updated repair plan, and anticipates that the repairs will occur during 2002 and 2003. All siding related design and construction expenditures up to $12,500,000 will be offset against the construction defects reserve. Any expenditures in excess of $12,500,000 will be expensed in the period in which those additional costs are incurred. In the unlikely event that this reserve exceeds the costs to repair the construction defects, the remaining liability would be reversed into income in the period in which the repairs are completed. None of the expenditures made to repair the construction defects will be capitalized, due to the fact that the repairs are not considered a betterment that will extend the life of the Partnership's assets. The construction defects repairs are intended to restore the assets to their original condition as though the defects had never existed.

      The expenditures for the repair costs will be made from cash reserves that the Partnership possesses at December 31, 2001, along with the cash from the net settlement proceeds received by the Partnership on March 5, 2002, including accumulated interest on all cash reserves. The terms of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Construction Defects (Continued)
---------------------


the mortgages on the Properties has required that a security account be maintained for each Property to cover potential liabilities with respect to defects in the Properties' hardboard siding, to the extent that the Partnership was unable to make sufficient recoveries from the responsible parties. These security accounts serve as additional collateral for the lender and, as of December 31, 2001, the Partnership has provided $5,852,000 toward these accounts. These security accounts must be maintained until such time as the Partnership's lender has determined that these accounts contain sufficient cash to complete the repairs of the Partnership's Properties. Additionally, the settlement proceeds of $4,585,000 related to the Timberleaf property, included accumulated interest income, have been segregated by the Partnership in a reserve bank account. The sum of these two amounts, or $10,437,000, is reflected as restricted cash in the accompanying balance sheet as of December 31, 2001, as it will be utilized to fund the repair costs.

      The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K/A contains such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements relating to working capital, liquidity and the cost to repair construction defects are forward-looking statements. These forward-looking disclosures are found at various places throughout this document. Wherever they occur in this document, forward-looking disclosures are necessarily estimates reflecting judgments based on currently available information. However, these disclosures still involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking disclosures. These forward-looking disclosures should, therefore, be considered in light of various important factors, including those set forth in the preceding paragraphs. The limited partners are cautioned not to place undue reliance on these forward-looking disclosures, which speak only as of the date hereof. The Partnership disclaims any intent or obligation to update forward-looking disclosures, except as required by law. Moreover, the Partnership, through its General Partner, may from time to time make forward-looking disclosures about the matters described in this document or other matters concerning the Partnership.

        While the General Partner believes the estimated cost to repair the construction defects and estimate of the costs associated with the repairs and assumptions are reasonable, there can be no assurance that these estimates will prove to be accurate, and actual results may vary materially from those shown. These estimates were based upon a variety of estimates and assumptions. It is expected that there will be differences between the actual and estimated cost to repair the construction defects and all costs associated with the repairs may be materially higher or lower than those estimated. Inclusion of these estimates should not be regarded as an indication that the General Partner considers it an accurate prediction of future events. In light of the uncertainties inherent in forward-looking information of any kind, the inclusion of this projection in this document should not be regarded as a representation by the Partnership or its General Partner that the anticipated cost to repair the construction defects and all costs associated with the repairs will be achieved and limited partners are cautioned not to place undue reliance on this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Construction Defects (Continued)
---------------------


        The Partnership is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.


Results of Operations
---------------------

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

Following is a table, for comparative purposes, presenting the results of operations for the years ended December 31, 2001 and 2000.

                                                                     For the years ended
                                                                         December 31,
                                                                    2001              2000
                                                                ----------         ----------
                                                                        (In Thousands)
           REVENUES
              Rental and other resident revenue                     $7,456            $6,783
              Interest                                                 415               464
                                                                ----------         ---------

                Total revenues                                       7,871             7,247
                                                                ----------         ---------


           EXPENSES
              Interest and amortization                              1,837             1,860
              Operating and administrative                           2,763             2,360
              Depreciation                                             682               618
              Provision for construction defects repair
                costs in excess of net settlement
                proceeds received                                    1,667                --
                                                                ----------         ---------

                Total expenses                                       6,949             4,838
                                                                ----------         ---------

           NET INCOME                                                 $922            $2,409
                                                                ==========        ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      For the years ended December 31, 2001 and 2000, the average occupied rent obtained from leased units, and the average occupancy percentages were as follows:

                                    Average Occupied Rental Rates
                                    -----------------------------

                                                 2001         2000
                                                 ----         ----

      One Bedroom Units                        $1,575       $1,641
      Two Bedroom Units                        $1,931       $2,115

                                         Average Occupancy
                                         -----------------

                                                 2001         2000
                                                 ----         ----

         Alderwood                                96%          98%
         Timberleaf                               95%          99%


RENTAL AND OTHER RESIDENT REVENUE: Both Properties are located in Santa Clara County, in an area commonly referred to as Silicon Valley. With the decline in the economy, and specifically in the high tech industry, the primary employer in the Silicon Valley, job growth no longer continued to climb as in prior years, and actually decreased by 45,000 jobs between December 31, 2000 and 2001. The fourth quarter ending December 31, 2001 saw unemployment rise to 6.1% from 1.5% at December 31, 2000. Commencing in the later half of 2000 and continuing into 2001, unemployment rose, new job growth was non-existent with jobs decreasing This decline in jobs, coupled with new housing units (both single family and multi-family) coming on line has resulted in a softening of the rental market. As a result, average rental rates obtained from leased units decreased 28.79% and 27.54% for Alderwood and Timberleaf, respectively from 2000 to 2001. Concessions were utilized to increase occupancy, and to remain competitive in the Santa Clara market. At the same time, rental revenue as presented in the Statements of Income in Item 14 continues to appear strong, increasing 10% between years, due to residents whose leases had not yet reached the end of their term. As with newly leased units, upon lease expiration those current residents who did renew their leases, renewed at significantly reduced market rental rates. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year. Average quarterly occupancy went from a high of 99% for Alderwood and Timberleaf, respectively as of the quarter ending December 31, 2000 to a low in the third quarter 2001 of 94% and 93%, respectively. Given the sharp decrease in employment, many residents terminated their leases early, while remaining contractually and economically bound to the terms of their lease agreement until their respective units were either re-leased or their lease expired. For those former residents whose units were leased before their lease expiration date, they remained obligated for the short fall in the rental rates through the end of their lease term.

INTEREST INCOME: While more cash, including the Timberleaf net settlement proceeds, were placed in interest bearing accounts in 2001 as compared to 2000, less interest income was earned due to declining interest rates.

OPERATING AND ADMINISTRATIVE EXPENSES: These expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses increased 17% or $403,000 between 2001 and 2000. The significant increase in expenses from 2000 to 2001 reflected the following.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

The softening residential rental market resulted in an increase in expenditures of $125,000 in (1) additional personnel for leasing and unit turnover maintenance; (2) turnover costs for unit cleaning, painting and minor refurbishment supplies, and labor in those instances where the work could not be accomplished by the resident staff; and (3) media advertising costs.
Additionally, rising energy costs due to the California energy crisis added $33,000 in utility costs over 2000. Insurance premiums for liability and property coverage increased $21,000 year-to-year. Professional services increased $126,000 year-to-year, principally due to a change in accounting firms, and to the retention of an independent financial advisor to evaluate the fairness from a financial point of view of the consideration proposed to be paid by an affiliate of the General Partner to acquire limited partnership units in the Partnership held by limited partners unaffiliated with the General Partner. Management fees increased $56,000 due to the revenue stream (as noted in the Rental and Other Resident Revenue section above) and for management supervision fees on contracted major non-recurring maintenance and improvement projects.

INTEREST AND AMORTIZATION: Interest expense on the Notes, which both commenced in December 1997, is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf and decreased $23,000 year-to-year. Monthly principal and interest payments under these Notes are $114,659 and $63,587, respectively. Amortization of financing costs remained constant between years at $30,000 per year.

DEPRECIATION: Depreciation expense was $661,000 and $618,000 in 2001 and 2000, respectively, primarily due to the acquisition of assets.

PROVISION FOR ESTIMATED CONSTRUCTION DEFECTS REPAIR COSTS IN EXCESS OF NET SETTLEMENT PROCEEDS: See the "Construction Defects" section of Management's Discussion and Analysis for further details on this expense in 2001.

NET INCOME: Net income decreased between years to $922,000 in 2001 from $2,409,000 in 2000, due principally to the $1,667,000 provision for estimated construction defects repair costs in excess of net settlement proceeds, and increased levels of expenditures associated with the softening residential rental market and for professional services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

Following is a table, for comparative purposes, presenting the results of operations for the years ended December 31, 2000 and 1999.

                                                             For the years ended
                                                                December 31,
                                                             2001           2000
                                                             ----           ----
                                                               (In Thousands)
           REVENUES
              Rental                                       $6,783        $5,856
              Interest                                        464          250

                   Total revenues                           7,247         6,106
                                                            -----         -----


           EXPENSES
              Interest and amortization                     1,860         1,881
              Operating                                     2,360         2,231
              Depreciation                                    618           573

                Total expenses                              4,838         4,675
                                                            -----         -----

           NET INCOME                                      $2,409        $1,431
                                                           ======        ======


      For the years ended December 31, 2000 and 1999, the average occupied rent obtained from leased units, and the average occupancy percentages were as follows:

                                           Average Occupied Rental Rates
                                           -----------------------------

                                                 2000         1999
                                                 ----         ----

         One Bedroom Units                     $1,641       $1,285
         Two Bedroom Units                     $2,115       $1,567

                                                Average Occupancy
                                                -----------------

                                                 2000         1999
                                                 ----         ----

         Alderwood                                98%         97%
         Timberleaf                               99%         97%


RENTAL AND OTHER RESIDENT REVENUE: The Silicon Valley saw continued job growth and low unemployment between 1999 and 2000. The unemployment rate for the fourth quarter 2000 decreased to 1.5% from 2.3% in the fourth quarter of 1999. During 2000, 24,100 jobs were created, an increase of 2.4% over 1999. The low unemployment rate coupled with a robust job market in turn

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

created a housing shortage driving up the value of housing prices -- both home prices and apartment rents. The strong residential rental market conditions allowed the maintenance of high occupancy without the need to offer concessions. Additionally, no new housing units permitted continued market rate growth in rental rates, as evidenced by average occupied rental rates increasing 28% from 1999 to 2000. While average occupied rent obtained from leased units increased 28% during 2000, the Statements of Income in Item 14, reflect rental revenues increasing 18%. The lower increase in rental revenue as compared to the average occupied rental rates from leased units is attributable to current residents whose leases had not yet reached the end of their term. As with newly leased units, upon lease expiration those current residents who renewed their leases, renewed at significantly higher market rental rates. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year.

INTEREST INCOME: Cash flow increased to $1,626,000 in 2000 as compared to $759,000 in 2001. This increase in cash invested in interest bearing accounts accounted for the more than doubling the interest earned in 2000 as compared to 1999.

OPERATING AND ADMINISTRATIVE EXPENSES: These expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses increased 6% or $139,000 between 2000 and 1999. The significant increase in expenses from 1999 to 2000 reflected the following. Payroll increased $67,000 due principally to higher rental commissions and incentive bonuses related to the stronger market forcing units to turnover as residents either purchased homes or moved to other apartments; higher salaries as the shortage of high tech industry applicants increased salaries for all businesses in the rental market, and increases in benefits. Insurance premiums for liability and property coverage increased $12,000 year-to-year. Management fees increased $72,000 due to the revenue stream (as noted in the Rental and Other Resident Revenue section above) and for management supervision fees on contracted major non-recurring maintenance and improvement projects.

INTEREST EXPENSE AND AMORTIZATION: Interest expense on the Notes, which both commenced in December 1997, is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf. Monthly principal and interest payments under these notes are $114,659 and $63,587, respectively. Amortization of financing costs remained constant between years at $30,000 per year.

DEPRECIATION: Depreciation expense was $618,000 and $573,000 in 2000 and 1999, respectively, primarily due to the acquisition of assets.

NET INCOME: Net income increased $978,000 between years to $2,409,000 in 2000 from $1,431,000 in 1999, due principally to the strength of the rental market which contributed $927,000; interest income contributed $214,000, as reduced by an increase in expenses of $163,000, principally for expenditures relating to residential rental market conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Economic Environment
--------------------

          Both the national and California economy and specifically the economy of Santa Clara County in which the Partnership owns and manages its two Properties have been and continue to be in a recession. This has resulted in reduced occupancy rates, and reductions in market rental rates.

          The Partnership's property type and geographic location provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate market in which the Partnership operates. Although the Partnership believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows.

Inflation
---------

          Inflationary increases would likely have a negative effect on property operating results and such increases may be at a greater rate of increases than property rental rates in a period of recession. However, the ability to affect increases in rental rates may be impacted by market conditions such as the supply of rental housing or local economic conditions. Certain expenses, such as property taxes and debt service, may not be impacted by inflation. Property taxes are affected primarily by limits placed by legislation. Debt financing is at a fixed rate. The Partnership believes it effectively manages its Properties and other expenses but understands that a return to higher annual rates of inflation would result in increases to operating expenses.

Critical Accounting Polices
---------------------------

        The Partnership's most significant accounting policies are described in the notes to the Financial Statements. The most critical policies relate to the categories of Related Party Transactions (Note 3), Debt and Debt Covenants (Notes 2, 4 and 6), and Real Estate (Notes 1, 4 and 5). All of these policies are mandatory under accounting principles generally accepted in the United States and the regulations of the Securities and Exchange Commission. Each of these policies has a material effect on the timing of revenue and expense recognition for significant Partnership operations.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a) 1.   FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                            Page
                                                                            ----

          Report of Ernst & Young LLP, Independent Auditors...................25

          Report of Arthur Andersen LLP, Independent Auditors.................26

        Financial Statements:

          Balance Sheets as of December 31, 2001 and 2000.....................27

          Statements of Income for the years ended
            December 31, 2001, 2000 and 1999..................................28

          Statements of Partners' Capital (Deficit) for the
            years ended December 31, 2001, 2000 and 1999......................29

          Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999..................................30

          Notes to Financial Statements.......................................31

    2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts.....................37
yy
          Schedule III - Real Estate and Accumulated Depreciation .........38-39

             All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) The following reports on Form 8-K's were filed during the period covered by this report.

             The company filed Form 8-K on November 27, 2000, with respect to matters not required to be disclosed in a Form 10-K filing.

             The company filed Form 8-K on March 5, 2001, with respect to the notification of the change in accounting firms for the fiscal year ended December 31, 2001

             The company filed Form 8-K on March 12, 2001 with respect to matters not required to be disclosed in a Form 10-K filing.

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

             The company filed Form 8-K on March 4, 2002, with respect to the notification of the Limited Partners summarizing the settlements reached with the defendants in the Alderwood and Timberleaf litigations and the impacts on cash flow and future distributions.

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



/s/ Ernst & Young LLP


San Francisco, California
March 1, 2002, except for Note 7 and paragraph four of Note 4, as to which the date is March 5, 2002.

               REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS


To the Partners of
Prometheus Income Partners,
a California limited partnership:

We have audited the accompanying statements of income, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999 of Prometheus Income Partners, a California limited partnership. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of income and cash flows of Prometheus Income Partners, a California limited partnership, for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP


San Francisco, California
March 28, 2000

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                                 BALANCE SHEETS

                        As of December 31, 2001 and 2000

                      (In Thousands, Except for Unit Data)



                                                                         2001                2000
                                                                   ----------           ---------
ASSETS

   Real Estate
      Land, buildings and improvements                                $31,881             $30,778
      Construction in progress                                            776                  44
      Accumulated depreciation                                        (9,483)             (8,801)
                                                                     --------             -------
                                                                       23,174              22,021

   Cash and cash equivalents                                            4,036               3,568
   Restricted cash                                                     10,437               5,256
   Deferred financing costs, net of
      accumulated amortization of $120 and $90                            179                 209
   Accounts receivable and other assets                                     2                  34
   Receivable from settlement of construction defects litigation        6,299                  --
                                                                     --------             -------

      Total assets                                                    $44,127             $31,088
                                                                     ========             =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Notes payable                                                      $25,548             $25,879
   Accounts payable and accrued liabilities                               387                 439
   Construction defects reserve                                        12,500                  --
                                                                     --------             -------


      Total liabilities                                                38,435              26,318
                                                                     --------             -------

   Commitments and contingencies (see Notes 4 and 5)

   Partners' Capital (Deficit)
      General partner deficit                                           (345)               (354)
      Limited partners' capital,
        18,995 limited partnership
        units issued and outstanding                                    6,037               5,124
                                                                      -------             -------

      Total partners' capital (deficit)                                 5,692               4,770
                                                                     --------             -------

      Total liabilities and partners' capital (deficit)               $44,127             $31,088
                                                                      =======             =======



                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                              STATEMENTS OF INCOME

              For the years ended December 31, 2001, 2000 and 1999

                      (In Thousands, Except for Unit Data)



                                                 2001              2000               1999
                                              ----------        ----------         ----------
REVENUES
   Rental                                       $7,387            $6,695              $5,674
   Interest                                        415               464                 250
   Other                                            69                88                 182
                                              --------          --------            --------

      Total revenues                             7,871             7,247               6,106
                                              --------          --------            --------


EXPENSES
   Interest and amortization                     1,837             1,860               1,881
   Operating                                     1,731             1,421               1,400
   Depreciation                                    682               618                 573
   Administrative                                   44                40                  40
   Payments to general partner and affiliates:
      Management fees                              431               372                 300
      Operating and administrative                 557               527                 481
   Provision for construction defects repair
      costs in excess of net settlement
      proceeds received                          1,667                --                 --
                                              --------          --------            --------

      Total expenses                             6,949             4,838               4,675
                                              --------          --------            --------

NET INCOME                                        $922            $2,409              $1,431
                                              ========          ========            ========


Net income per $1,000
   limited partnership
   unit                                            $49              $126                 $75
                                              ========          ========            ========

Number of limited partnership
   units used in computation                    18,995            18,995              18,995
                                              ========          ========            ========



                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              For the years ended December 31, 2001, 2000 and 1999

                                 (In Thousands)


                                            General         Limited
                                            Partner         Partners      Total
                                           --------        ---------   ---------


Balance as of December 31, 1998               $(392)          $1,322       $930

      Net Income                                  14           1,417      1,431
                                           ---------       ---------   ---------

Balance as of December 31, 1999                (378)           2,739      2,361

      Net Income                                  24           2,385      2,409
                                           ---------       ---------   ---------

Balance as of December 31, 2000                (354)           5,124      4,770

      Net Income                                   9             913        922
                                           ---------       ---------   ---------

Balance as of December 31, 2001               $(345)          $6,037     $5,692
                                           =========       =========   =========


                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999
                                 (In Thousands)



                                                                  2001      2000         1999
                                                               -------    ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $922    $2,409       $1,431
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation                                               682       618          573
        Amortization                                                30        30           30
        Provision for construction defects in excess of
           net settlement proceeds received                      1,667        --           --
        Increase in restricted cash                            (5,181)     (698)        (568)
        Decrease (increase) in accounts
           receivable and other assets                            (32)       (5)           32
        (Decrease) increase in payables
           and accrued liabilities                                (52)       115        (101)
                                                              --------  --------     --------

   Net cash (used in) provided by operating activities         (1,900)     2,469        1,397
                                                              --------  --------     --------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to buildings and improvements                     (1,103)     (490)        (350)
        Construction in progress                                 (732)      (44)           --
                                                              --------  --------     --------

   Cash used in investing activities                           (1,835)     (534)        (350)
                                                              --------  --------     --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
   Principal reductions on notes payable                         (331)     (309)        (288)
   Proceeds from settlement of construction defects
           litigation, net of direct costs incurred              4,534     (309)        (288)
                                                              --------  --------     --------

   Net cash provided by (used in) financing activities           4,203     (309)        (288)
                                                              --------  --------     --------

Net increase in cash and cash equivalents                          468     1,626          759

Cash and cash equivalents at beginning of year                   3,568    1, 942        1,183
                                                              --------  --------     --------

Cash and cash equivalents at end of year                        $4,036    $3,568       $1,942
                                                              ========  ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
OPERATING ACTIVITY
   Receivable from settlement of construction defects
      litigation                                               $ 6,299  $     --     $     --
                                                              ========  ========     ========

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



                                                    2001            2000          1999
                                               -------------    -----------    ----------
                                                              (In Thousands)

Net income per federal tax return               $      2,557     $    2,348     $   1,318
Provision for estimated construction defects
     repair costs in excess of net settlement
     proceeds                                        (1,667)             --            --


Prepaid rental receipts
                                                           3            (7)            24

Depreciation
                                                          29             68            89
                                               -------------    -----------    ----------

Net income per accompanying Statement
     of Income                                  $        922     $    2,409     $   1,431
                                               =============    ===========    ==========


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

         _
        |_| The actual cost to the General Partner or its affiliates of goods and materials used for or by the Partnership and obtained from entities which are not affiliated with the General Partner;

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

        For 2001, 2000 and 1999 the General Partner or its affiliates, other than Prometheus (which was entitled to additional reimbursements under the Partnership's management agreement), did not receive any reimbursement for direct or other administrative and out-of-pocket expenses.

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

5.      LITIGATION SETTLEMENT - CONSTRUCTION DEFECTS

In June 1996, the General Partner became aware of defects in the hardboard siding used in both of the Partnership's Properties. On September 23, 1996, the Partnership filed two lawsuits (since settled) seeking recovery of costs to repair those defects from the manufacturer of the hardboard siding, as well as the general contractor, the subcontractors, and the architects involved in the original construction of the two Properties.

      Since June 1996, the General Partner has determined that the defects did not reduce the assets' value to an amount below their net book value, based on a comparison of future cash flows to the carrying amount of the Properties at the end of subsequent reporting periods. This continues to be the case at December 31, 2001. The General Partner has also determined that, although the construction defects may be substantial in nature, the Properties will continue to function as safe, inhabitable, income-generating Properties without a full repair of the defects for an indeterminate amount of time. As such, the Partnership has been under no obligation to undertake a major repair project to remedy the construction defects at either of the Properties. The Partnership has made certain emergency repairs to the Properties since June 1996, and has expensed those repair costs as incurred with no consideration of potential recoveries from the ongoing litigation or potential settlement thereof. As of December 31, 2001, the cost of emergency repairs charged to expense since June 1996 totaled approximately $3,457,000. This amount is not included in the Partnership's current estimates to repair construction defects.

      In 2001, the Partnership's litigation against the responsible parties was settled. In total, from all Alderwood and Timberleaf settlements, defendants agreed to pay the Partnership an aggregate of $14,600,000. The Partnership received net proceeds (after payment of attorney's fees, litigation costs and a litigation management fee of 3% of the gross settlement amount to an affiliate of the Partnership's General Partner) of $10,832,000. The net proceeds related to the Timberleaf property of $4,533,000 were received by the Partnership in 2001. The Alderwood litigation was settled on October 3, 2001 and net settlement proceeds of $6,299,000 were received by the Partnership on March 5, 2002. As such, a receivable for the Alderwood net settlement proceeds was recorded as of December 31, 2001. The General Partner believes that these settlements were, in substance, payment for non-operating costs to be incurred by the Partnership to repair the defects at both Properties.

      In 2001, upon learning that the defendants in the litigation were willing to resolve the lawsuits in return for a substantial settlement to the Partnership, the General Partner made the decision to utilize the proceeds of the settlement to undertake a major repair project related to the construction defects. The Partnership then developed an estimate of the cost to repair the defects. Based on the information available at the current time, the Partnership estimates the cost to repair the defects to be approximately $12,500,000, an amount that exceeds the net settlement proceeds received by $1,667,000. Therefore, based on the General Partner's decision to undertake the repair project, the Partnership recorded this shortfall as a charge to income in the accompanying Statement of Income for the year ended December 31, 2001.

      The construction defects reserve of $12,500,000 at December 31, 2001 is an estimate, and as such it is at least reasonably possible that the estimate could change in the near term due to certain factors that could be encountered in either the design engineering phase and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to the estimated repair cost. Any changes to this estimate will be adjusted in the subsequent year in which the change is realized.

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

Year ended December 31, 1999:
  None

                                                                    SCHEDULE III



                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                             As of December 31, 2001

                                 (In Thousands)



                                              Cost Capitalized           Gross Amount at Which
                                                Subsequent                     Carried
                                               To Acquisition            at Close of Period (1)
                                        ----------------------------    -----------------------
                                Cost
                                to
                                the     Build-                                 Build-             Accumu-
                                Partn-  ings and              Carry-           ings and           lated De-    Date of    Date
                  Encum-        ership  Improve-   Improve-   ing              Improve-   Total   preciation   Constru-   Acquired
Description       brances       Land    ments      ments      Costs     Land   ments      (3)     (4)          ction      (2)
-----------       -------------------   ----------------------------    -----------------------   ---------------------   ----------
Alderwood Apts.
Santa Clara,
 California       $16,488      $5,931   $    --    $12,950     $441     $5,931 $14,472  $20,403   $6,066         11/86    12/87 (5)

Timberleaf Apts.
Santa Clara,
 California         9,060       3,145        --      6,961      510      3,145   8,333   11,478    3,417         11/86    11/86


 Total            $25,548      $9,076   $    --    $19,911   $  951     $9,076 $22,805  $31,881   $9,483
                  =======      ======   =======    =======   ======     ====== =======  =======   ======

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


                                 PROMETHEUS INCOME PARTNERS,
                                 a California limited partnership

                                 By PROMETHEUS DEVELOPMENT CO., INC.,
                                 a California corporation,
                                 Its General Partner





Date:  April 24, 2002            By     /s/ Vicki R. Mullins
       --------------                   ----------------------------------------
                                        Vicki R. Mullins,
                                        Vice President




Date:  April 24, 2002            By     /s/ John J. Murphy
       --------------                   ----------------------------------
                                        John J. Murphy,
                                        Vice President

        Supplemental  Information to be furnished with Report, filed pursuant to
Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

        None