Form 10-K/A
period 2001-12-31
PROMETHEUS INCOME PARTNERS
filed 2002-05-15
CIK 803026

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
   (Exact Name of Registrant as Specified in its Charter)

            California                                         77-0082138
--------------------------------------------             ---------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

350 Bridge Parkway
Redwood City, CA                                               94065-1517
--------------------------------------------             ---------------------
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

Exhibit index located on page 23

                                Table of Contents
                                   Form 10-K/A


Part I                                                                    Page

   Item 1  Business......................................................... 3
   Item 2  Properties........................................................4
   Item 3  Legal Proceedings.................................................5
   Item 4  Submission of Matters to Vote of Security Holders.................5

Part II

   Item 5  Market for Registrant's Units and Related Security
             Holder Matters..................................................6
   Item 6  Selected Financial Data...........................................8
   Item 7  Management's Discussion and Analysis of Financial
             Conditions and Results of Operations...........................10
   Item 8  Financial Statements and Supplementary Data......................20
   Item 9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................20

Part III

   Item 10 Directors and Executive Officers of the Registrant...............21
   Item 11 Executive Compensation...........................................21
   Item 12 Security Ownership of Certain Beneficial Owners and Management...22
   Item 13 Certain Relationships and Related Transactions...................22

Part IV

   Item 14 Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.........................................23-38

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

              No distributions were made for 1997, 1998, 1999, 2000, and 2001.

ITEM 6.    SELECTED FINANCIAL DATA

          The following represent selected financial data for the Partnership for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K/A. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                                  For the Years Ended December 31,
                          ------------------------------------------------------

                          2001      2000       1999       1998      1997
                          ----      ----       ----       ----      ----
                          (Restated)

                                (In Thousands, Except for Unit Data)

Rental revenues           $7,387    $6,695     $5,674     $5,578    $5,256

Net income                $2,589    $2,409     $1,431     896       $477

Net income
  per $1,000 limited
    partnership unit      $135      $126       $75        $47       $25

Cash and cash
equivalents
per $1,000 limited
partnership unit          $210      $186       $101       $62       $34

Number of units used
    in computation        18,995    18,995     18,995     18,995    18,995

Total assets              $44,127   $31,088    $28,873    $27,830   $27,016

Notes payable             $25,548   $25,879    $26,188    $26,476   $26,723

ITEM 6a.   SELECTED FINANCIAL DATA

         The following represent selected financial data for the Partnership for the quarters ended March 31, June 30, September 30, and December 31, 2001 and 2000. The data should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K/A. The selected financial data presented below are unaudited. Refer also to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.



                                                                        For The Three Months Ended
                                         -----------------------------------------------------------------------------------

                                         Dec 31,   Sept. 30,   June 30,   Mar 31,   Dec 31,   Sept. 30,   June 30,   Mar 31,
                                         2001      2001        2001       2001      2000      2000        2000       2000
                                         ----      ----        ----       ----      ----      ----        ----       ----
                                         (Restated)
                                                                   (In Thousands, Except For Unit Data)

Rental revenues                          $1,747    $1,776      $1,935     $1,929    $1,856    $1,724      $1,595     $1,520

Net income                               $692      $599        $512       $786      $921      $602        $427       $459

Net income
  per $1,000 limited
    partnership unit                     $36       $31         $27        $41       $49       $31         $22        $24

Cash and cash equivalents per
  $1,000 limited partnership unit        $210      $205        $208       $205      $186      $147        $115       $105

Number of units used in
    computation                          18,995    18,995      18,995     18,995    18,995    18,995      18,995     18,995

Total assets                             $44,127   $32,845     $32,128    $31,769   $31,088   $30,176     $29,554    $29,296

Notes payable                            $25,548   $25,633     $25,716    $25,799   $25,879   $25,958     $26,036    $26,113


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

          The terms of the Notes and the Security Agreement, Disbursement Agreement and Assignment of Agreements (collectively the "Agreements") require that each property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,384,000 and $2,486,000 for Alderwood and Timberleaf, respectively, as of December 31, 2001. Until the Completion Date, as defined in the Agreements, annually the Partnership is obligated to contribute an additional 10%, as defined in the Agreements, or monthly cash flow, whichever is less, and shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

          The Partnership was involved in litigation involving construction defects at its Properties (see "Construction Defects" for a more comprehensive discussion of the matter). The Defendants have settled both the Alderwood and Timberleaf litigation. The $4,533,000 of Timberleaf net settlement proceeds were received by the Partnership in 2001, and are segregated in a reserve bank account and are designated as restricted cash in the balance sheet. Timberleaf's settlement proceeds, including accumulated interest income, total approximately $4,585,000 as of December 31, 2001. The Alderwood net settlement proceeds of $6,299,000 were received on March 5, 2002. A receivable for those net settlement proceeds was recorded in the balance sheet as of December 31, 2001. All the settlement proceeds, including accumulated interest income, is reserved for use to pay all siding related design and construction repair expenditures.

          Cash and cash equivalents not being held by the lender or from settlement proceeds are comprised of cash invested in market rate, checking and investment accounts. Cash balances were approximately $4,036,000, $3,568,000, and $1,942,000, at December 31, 2001, 2000 and 1999, respectively.

          Cash distributions will only resume when a determination has been made that the Partnership has adequate cash reserves (including restricted cash) to complete repairs of the construction defects in the Partnership's Properties. This determination can only be made when the costs to repair construction defects to the Partnership's Properties have been determined with a high degree of certainty. Therefore, it is uncertain when cash distributions will resume. As of the date of this report, the Partnership anticipates that following the receipt by the Partnership of all settlement proceeds in respect of the construction defects litigation, the Partnership will have sufficient reserves to enable it to begin distributions to limited partners during 2002. However, there can be no assurances given as to when distributions will actually resume and the level at which any such distributions will be made. The hardboard siding security accounts must be maintained until such time as the Partnership's lender has determined the repair work has been completed. In addition, if repairs of the Properties are not completed by December 2002, the Partnership's lender has the right to require the Partnership to retain additional cash collateral reserves, which could require further suspension of distributions to Limited Partners.

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

          Since June 1996, the General Partner has determined that the defects did not reduce the assets' value to an amount below their net book value, based on a comparison of future cash flows to the carrying amount of the Properties at the end of subsequent reporting periods. This continues to be the case at December 31, 2001. The General Partner has also determined that, although the construction defects may be substantial in nature, the Properties will continue to function as safe, inhabitable, income-generating Properties without a full repair of the defects for an indeterminate amount of time. As such, the Partnership has been under no obligation to undertake a major repair project to remedy the construction defects at either of the Properties. The Partnership has made certain emergency repairs to the Properties since June 1996, and has expensed those repair costs as incurred with no consideration of potential recoveries from the ongoing litigation or potential settlement thereof. As of December 31, 2001, the cost of emergency repairs charged to expense since June 1996 totaled approximately $3,457,000. This amount is not included in the Partnership's current estimates.

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

          In 2001, upon learning that the defendants in the litigation were willing to resolve the lawsuits in return for a substantial settlement to the Partnership, the General Partner made the decision to utilize the proceeds of the settlement to undertake a major repair project related to the construction defects. The General Partner is currently engaged in the process of developing an updated repair plan, and anticipates that the repairs will occur during 2002 and 2003. In light of the settlement recovery, the General Partner is hopeful, that under prevailing circumstances and market conditions, it can develop a plan to repair the construction defects, including all costs associated with the repairs, (including rent concessions and lost rents) for approximately $12,500,000 to $14,000,000, an amount that exceeds the net settlement proceeds received by the Partnership. This preliminary projection of the cost to repair the construction defects is an estimate, and as such it could change in the near term due to certain factors that could be encountered in either the design engineering phase, and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to this preliminary projection. The Partnership has recorded a construction defects reserve liability of $10,832,000 in the accompanying Balance Sheet at December 31, 2001 equal to the net settlement proceeds. All construction repair expenditures up to $10,832,000 will be charged to the reserve liability and amounts in excess of $10,832,000, if any, will be expensed as incurred. None of the expenditures made to repair the construction defects will be capitalized, due to the fact that the repairs are not considered a betterment that will extend the life of the Partnership's assets. The construction defects repairs are intended to restore the assets to their original condition as though the defects had never existed.

          The expenditures for the repair costs will be made from cash reserves that the Partnership possesses at December 31, 2001, along with the cash from the net settlement proceeds received by the Partnership on March 5, 2002, including accumulated interest on all cash reserves. The terms of the Notes require each Property maintain a Hardboard Siding security account to cover potential liabilities with respect to defects in the Properties' hardboard siding, to the extent that the Partnership was unable to make sufficient recoveries from the responsible parties. These security accounts serve as additional collateral for the lender and, as of December 31, 2001, the Partnership has provided $5,852,000 toward these accounts. These security accounts must be maintained until such time as the Partnership's lender has determined that these accounts contain sufficient cash to complete the repairs of the Partnership's Properties. Additionally, the settlement proceeds of $4,585,000 related to the Timberleaf property, included accumulated interest income, have been segregated by the Partnership in a reserve bank account. The sum of these two amounts, or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Results of Operations
---------------------

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

Following is a table, for comparative purposes, presenting the results of operations for the years ended December 31, 2001 and 2000.

                                                        For the years ended
                                                            December 31,
                                                        2001           2000
                                                      --------       --------
                                                      (Restated)
                                                           (In Thousands)
         REVENUES
           Rental and other resident revenue           $7,456         $6,783
           Interest                                       415            464
                                                      --------        -------


              Total revenues                             7,871         7,247
                                                      --------       --------


         EXPENSES
           Interest and amortization                     1,837         1,860
           Operating and administrative                  2,763         2,360
           Depreciation                                    682           618
                                                      ----------     ---------

              Total expenses                             5,282         4,838
                                                      ----------     ---------

         NET INCOME                                     $2,589        $2,409
                                                      ==========     =========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

RENTAL AND OTHER RESIDENT REVENUE: Both Properties are located in Santa Clara County, in an area commonly referred to as Silicon Valley. With the decline in the economy, and specifically in the high tech industry, the primary employer in the Silicon Valley, job growth no longer continued to climb as in prior years, and actually decreased by 45,000 jobs between December 31, 2000 and 2001. The fourth quarter ending December 31, 2001 saw unemployment rise to 6.1% from 1.5% at December 31, 2000. Commencing in the later half of 2000 and continuing into 2001, unemployment rose, new job growth was non-existent with jobs decreasing This decline in jobs, coupled with new housing units (both single family and multi-family) coming on line has resulted in a softening of the rental market. As a result, average rental rates obtained from leased units decreased 28.79% from 2000 to 2001. Concessions were utilized to increase occupancy, and to remain competitive in the Santa Clara market. At the same time, rental revenue as presented in the Statements of Income in Item 14 continues to appear strong, increasing 10% between years, due to residents whose leases had not yet reached the end of their term. As with newly leased units, upon lease expiration those current residents who did renew their leases, renewed at significantly reduced market rental rates. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year. Average quarterly occupancy went from a high of 99% for Alderwood and Timberleaf, respectively as of the quarter ending December 31, 2000 to a low in the third quarter 2001 of 94% and 93%, respectively. Given the sharp decrease in employment, many residents terminated their leases early, while remaining contractually and economically bound to the terms of their lease agreement until their respective units were either re-leased or their lease expired. For those former residents whose units were leased before their lease expiration date, they remained obligated for the short fall in the rental rates through the end of their lease term.

INTEREST INCOME: While more cash, including the Timberleaf net settlement proceeds, were placed in interest bearing accounts in 2001 as compared to 2000, less interest income was earned due to declining interest rates.

OPERATING AND ADMINISTRATIVE EXPENSES: These expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Operating expenses increased 17% or $403,000 between 2001 and 2000. The significant increase in expenses from 2000 to 2001 reflected the following. The softening residential rental market resulted in an increase in expenditures of $125,000 in (1) additional personnel for leasing and unit turnover maintenance; (2) turnover costs for unit cleaning, painting and minor refurbishment supplies, and labor in those instances where the work could not be accomplished by the resident staff; and (3) media advertising costs. Additionally, rising energy costs due to the California energy crisis added $33,000 in utility costs over 2000. Insurance premiums for liability and property coverage increased $21,000 year-to-year. Professional services increased $126,000 year-to-year, principally due to a change in accounting firms, and to the retention of an independent financial advisor to evaluate the fairness from a financial point of view of the consideration proposed to be paid by an affiliate of the General Partner to acquire limited partnership units in the Partnership held by limited partners unaffiliated with the General Partner. Management fees increased $59,000 due to the revenue stream (as noted in the Rental and Other Resident Revenue section above) and for management supervision fees on contracted major non-recurring maintenance and improvement projects.

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

DEPRECIATION: Depreciation expense was $682,000 and $618,000 in 2001 and 2000, respectively, primarily due to the acquisition of assets.

NET INCOME: Net income increased between years to $2,589,000 in 2001 from $2,409,000 in 2000. While newly leased rental rates and occupancy decreased between years rental revenue reported a net increase due to continuing rental revenue earned from leases executed before the rental market softened. Offsetting the revenue increase, were increased levels of expenditures associated with the softening residential rental market and for professional services.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

Following is a table, for comparative purposes, presenting the results of operations for the years ended December 31, 2000 and 1999.

                                                 For the years ended
                                                    December 31,
                                                   2000       1999
                                                   ----       ----
                                                   (In Thousands)
         REVENUES
           Rental                               $6,783      $5,856
           Interest                                464         250
                                                -------    --------


                Total revenues                   7,247       6,106
                                                -------    --------


         EXPENSES
           Interest and amortization             1,860       1,881
           Operating                             2,360       2,221
           Depreciation                            618         573
                                                -------    --------

              Total expenses                     4,838       4,675
                                                -------    --------

         NET INCOME                             $2,409      $1,431
                                                =======    ========

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


RENTAL AND OTHER RESIDENT REVENUE: The Silicon Valley saw continued job growth and low unemployment between 1999 and 2000. The unemployment rate for the fourth quarter 2000 decreased to 1.5% from 2.3% in the fourth quarter of 1999. During 2000, 24,100 jobs were created, an increase of 2.4% over 1999. The low unemployment rate coupled with a robust job market in turn created a housing shortage driving up the value of housing prices -- both home prices and apartment rents. The strong residential rental market conditions allowed the maintenance of high occupancy without the need to offer concessions. Additionally, no new housing units permitted continued market rate growth in rental rates, as evidenced by average occupied rental rates increasing 27.48% from 1999 to 2000. While average occupied rent obtained from leased units increased 27.48% during 2000, the Statements of Income in Item 14, reflect rental revenues increasing 18%. The lower increase in rental revenue as compared to the average occupied rental rates from leased units is attributable to current residents whose leases had not yet reached the end of their term. As with newly leased units, upon lease expiration those current residents who renewed their leases, renewed at significantly higher market rental rates. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year.

INTEREST INCOME: Cash flow increased to $1,626,000 in 2000 as compared to $759,000 in 1999. This increase in cash invested in interest bearing accounts accounted for the more than doubling the interest earned in 2000 as compared to 1999.

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

John J. Murphy. Age 40. Vice President. Mr. Murphy's responsibilities include managing all financial, accounting and reporting activities, and insurance. Mr. Murphy came to Prometheus Development Co. from KPMG Peat Marwick where he spent seven years and was a Senior Manager. He is a Certified Public
  Accountant and holds a B.S. degree in Accounting with honors from the University of San Francisco.


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

        Statements of Income for the years ended
          December 31, 2001, 2000 and 1999..................................28

        Statements of Partners' Capital (Deficit) for the
          years ended December 31, 2001, 2000 and 1999......................29

        Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999..................................30

        Notes to Financial Statements.......................................31

   2.  FINANCIAL STATEMENT SCHEDULES:

        Schedule III - Real Estate and Accumulated Depreciation .........37-38

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

           The company filed Form 8-K on May 24, 2001, with respect to the notification of the settlement reached with the remaining defendants in the Timberleaf litigation.

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

           The company filed Form 8-K on March 5, 2002, with respect to the notification of the Limited Partners summarizing the settlements reached with the defendants in the Alderwood and Timberleaf litigations and the impacts on cash flow and future distributions.

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

As discussed in Note 7, the accompanying financial statements have been restated to reflect the reversal of an accrual previously made in error.



/s/ Ernst & Young LLP


San Francisco, California
March 1, 2002, except for Notes 1, 5 and 7, as to which the date is May 10, 2002.

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



/s/ Arthur Andersen LLP


San Francisco, California
March 28, 2000

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                                 BALANCE SHEETS

                        As of December 31, 2001 and 2000

                      (In Thousands, Except for Unit Data)

                                                         2001            2000
                                                     ----------     ----------
                                                     (Restated)

ASSETS

   Real Estate
     Land, buildings and improvements                 $31,881         $30,778
     Construction in progress                             776              44
     Accumulated depreciation                          (9,483)         (8,801)
                                                      --------        --------
                                                       23,174          22,021

   Cash and cash equivalents                            4,036           3,568
   Restricted cash                                     10,437           5,256
   Deferred financing costs, net of
     accumulated amortization of $120 and $90             179             209
   Accounts receivable and other assets                     2              34
   Receivable from settlement of construction
     defects litigation                                 6,299              --
                                                      --------        --------

     Total assets                                     $44,127         $31,088
                                                      ========        ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Notes payable                                      $25,548         $25,879
   Accounts payable and accrued liabilities               388             439
   Construction defects reserve                        10,832              --
                                                      --------        --------

     Total liabilities                                 36,768          26,318
                                                      --------        --------

   Commitments and contingencies (see Notes 4 5, and 6)

   Partners' Capital (Deficit)
     General partner deficit                             (328)           (354)
     Limited partners' capital,
       18,995 limited partnership
       units issued and outstanding                     7,687           5,124
                                                      --------        --------

     Total partners' capital (deficit)                  7,359           4,770
                                                      --------        --------

     Total liabilities and partners' capital
       (deficit)                                      $44,127         $31,088
                                                      ========        ========

                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                              STATEMENTS OF INCOME

             For the years ended December 31, 2001, 2000 and 1999

                      (In Thousands, Except for Unit Data)



                                        2001             2000           1999
                                      --------         --------       --------
                                      (Restated)

REVENUES
   Rental                              $7,387           $6,695         $5,674
   Interest                               415              464            250
   Other                                   69               88            182
                                      --------         --------       --------

     Total revenues                     7,871            7,247          6,106
                                      --------         --------       --------


EXPENSES
   Interest and amortization            1,837            1,860          1,881
   Operating                            1,731            1,421          1,400
   Depreciation                           682              618            573
   Administrative                          44               40             40
   Payments to general partner
     and affiliates:
     Management fees                      431              372            300
     Operating and administrative         557              527            481
                                      --------         --------       --------
     Total expenses                     5,282            4,838          4,675
                                      --------         --------       --------

NET INCOME                             $2,589           $2,409         $1,431
                                      ========         ========       ========


Net income per $1,000
   limited partnership
   unit                                  $135             $126            $75
                                      ========         ========       ========

Number of limited partnership
   units used in computation           18,995           18,995         18,995
                                      ========         ========       ========


                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

             For the years ended December 31, 2001, 2000 and 1999

                                 (In Thousands)


                                                General     Limited
                                                Partner     Partners     Total
                                                -------     ---------    -----

Balance as of   December 31, 1998                $(392)      $1,322      $930

     Net Income                                     14        1,417     1,431
                                                -------     ---------  -------

Balance as of December 31, 1999                   (378)       2,739     2,361

     Net Income                                     24        2,385     2,409
                                                -------     ---------  -------

Balance as of December 31, 2000                   (354)       5,124     4,770

     Net Income (Restated)                          26        2,563     2,589
                                                -------     ---------  -------

Balance as of December 31, 2001 (Restated)       $(328)      $7,687    $7,359
                                                =======     =========  =======



                             See accompanying notes.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                     2001      2000      1999
                                                   --------  --------  --------
                                                    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $2,589    $2,409    $1,431
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Depreciation                                    682       618       573
       Amortization                                     30        30        30
       Increase in restricted cash                  (5,181)     (698)     (568)
       Decrease (increase) in accounts
         receivable and other assets                    32        (5)       32
       (Decrease) increase in payables
         and accrued liabilities                       (51)      115      (101)
                                                   --------   -------   -------

   Net cash (used in) provided by operating
     activities                                     (1,899)    2,469     1,397
                                                   --------   -------   -------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to buildings and improvements          (1,103)     (490)     (350)
     Construction in progress                         (732)      (44)       --
                                                   --------   -------   -------

   Cash used in investing activities                (1,835)     (534)     (350)
                                                   --------   -------   -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
   Principal reductions on notes payable              (331)     (309)     (288)
   Proceeds from settlement of construction
      defects litigation, net of direct
      costs incurred                                 4,533        --        --
                                                   --------   -------   -------

   Net cash provided by (used in) financing
     activities                                      4,202      (309)     (288)
                                                   --------   -------   -------

Net increase in cash and cash equivalents              468     1,626       759

Cash and cash equivalents at beginning of year       3,568    1, 942     1,183
                                                   --------   -------   -------

Cash and cash equivalents at end of year            $4,036    $3,568    $ 1,942
                                                   ========   =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
OPERATING ACTIVITY
   Receivable from settlement of construction
     defects litigation                             $6,299    $    --   $    --
                                                   ========   =======   =======

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

       No income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or California income taxes has been reflected in the accompanying financial statements. The net income or loss for financial reporting purposes differs from the net income or loss for income tax reporting purposes principally due to differences in useful lives and depreciation methods for buildings and improvements, amortization of construction period interest and taxes. Reconciliations of net income per the federal tax return to net income as reported in the accompanying financial statements for the years ended December 31, 2001, 2000 and 1999 follows (unaudited):

                                             2001        2000         1999
                                         ----------  ----------    ---------
                                         (Restated)
                                                  (In Thousands)

Net income per federal tax return         $  2,557    $  2,348     $  1,318
Prepaid rental receipts                          3         (7)           24
Depreciation                                    29          68           89
                                         ----------  ----------    ---------
Net income per accompanying Statement
    of Income                             $  2,589    $  2,409     $  1,431
                                         ==========  ==========    =========


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

       Cash paid for interest in each of the years ended 2001, 2000 and 1999 was approximately $1,807,000, $1,830,000, and $1,851,000, respectively.

       As of December 31, 2001, maturities on the Notes (In Thousands) are as follows:

       2002                                  $   355
       2003                                      381
       2004                                      409
       2005                                      439
       2006                                      470
       Thereafter                             23,494
                                            ----------
                                             $25,548

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

5.     LITIGATION SETTLEMENT - CONSTRUCTION DEFECTS

       In June 1996, the General Partner became aware of defects in the hardboard siding used in both of the Partnership's properties. At that time, the General Partner began seeking recovery of costs to repair those defects from the manufacturer of the hardboard siding, as well as the general contractor, the subcontractors, and the architects involved in the original construction of the two properties.

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

       In 2001, the Partnership's litigation against the responsible parties was settled with net proceeds (after legal costs) to the Partnership of $10,832,000. The net proceeds related to the Timberleaf property of $4,533,000 were received by the Partnership in 2001. The Alderwood litigation was settled on October 3, 2001 and net settlement proceeds of $6,299,000 were received by the Partnership on March 5, 2002. As such, a receivable for the Alderwood net settlement proceeds was recorded as of December 31, 2001. The General Partner believes that these settlements were, in substance, payment for non-operating costs to be incurred by the Partnership to repair the defects at both properties.

       In 2001, upon learning that the defendants in the litigation were willing to resolve the lawsuits in return for a substantial settlement to the Partnership, the General Partner made the decision to utilize the proceeds of the settlement to undertake a major repair project related to the construction defects. The General Partner is currently engaged in the process of developing an updated repair plan, and anticipates that the repairs will occur during 2002 and 2003. In light of the settlement recovery, the General Partner is hopeful, that under prevailing circumstances and market conditions, it can develop a plan to repair the construction defects, including all costs associated with the repairs, (including rent concessions and lost rents) for approximately $12,500,000 to $14,000,000, an amount that exceeds the net settlement proceeds received by the Partnership. This preliminary projection of the cost to repair the construction defects is an estimate, and as such the estimate could change in the near term due to certain factors that could be encountered in either the design engineering phase, and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to this preliminary projection. The Partnership has recorded a construction defects reserve liability of $10,832,000 in the accompanying Balance Sheet at December 31, 2001 equal to the net settlement proceeds. All construction repair expenditures up to $10,832,000 will be charged to the reserve liability and amounts in excess of $10,832,000, if any, will be expensed as incurred. None of the expenditures made to repair the construction defects will be capitalized, due to the fact that the repairs are not considered a betterment that will extend the life of the Partnership's assets. The construction defects repairs are intended to restore the assets to their original condition as though the defects had never existed.

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

Restatement:

       Subsequent to year end, the Partnership reevaluated its initial accounting for the Alderwood and Timberleaf litigation settlements and concluded that $1,667,000, representing estimated repair costs in excess of actual net settlement proceeds, was a disclosable commitment and not a probable liability as of December 31, 2001. Accordingly, the financial statements and certain information in Notes 1 and 5 have been revised to reflect the effects of reversing the accrual. The reversal resulted in an increase in net income and Partner's capital of $1,667,000 and a reduction in the construction defects reserve and total liabilities of $1,667,000.

                                                                    SCHEDULE III




                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                             As of December 31, 2001

                                 (In Thousands)



                                                        Cost Capitalized      Gross Amount at Which
                                                           Subsequent               Carried
                                                         To Acquisition       at Close of Period(1)
                                                  --------------------------- ---------------------
                                                  Build-                            Build-           Accumu-
                                   Cost to        ings and             Carry-       ings and         lated De-   Date of     Date
                         Encum-    the Partner-   Improve-   Improve-  ing          Improve-  Total  preciation  Construc-  Acquired
Description              brances   ship Land      ments      ments     Costs  Land  ments      (3)      (4)      tion         (2)
-----------              ----------------------   --------------------------- ---------------------  ---------------------  --------

Alderwood Apts.
Santa Clara,
 California              $16,488   $5,931         $  --      $12,950   $441  $5,931 $14,472  $20,403 $6,066     11/86       12/87(5)

Timberleaf Apts.
Santa Clara,
 California                9,060    3,145            --        6,961    510   3,145   8,333   11,478  3,417     11/86       11/86


 Total                   $25,548   $9,076         $  --      $19,911   $951  $9,076 $22,805  $31,881 $9,483
                         =======   ======         =====      =======   ====  ====== =======  ======= ======


                                                                    SCHEDULE III
                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

             REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

                             As of December 31, 2001

                                 (In Thousands)


NOTES:

(1)  The aggregate cost for federal income tax purposes is $29,849.

(2)  Depreciation is computed on lives ranging from 5 to 40 years.

(3)  Balance, December 31, 1998                                        $29,938

     Additions                                                             350
                                                                       -------

     Balance, December 31, 1999                                         30,288

     Additions                                                           1,103

     Balance, December 31, 2000                                         30,778

     Additions                                                             490
                                                                       -------

     Balance  December 31, 2001                                        $31,881
                                                                       =======

(4)  Balance, December 31, 1998                                        $ 7,610

     Provision charged to expense                                          573
                                                                       -------

     Balance, December 31, 1999                                          8,183

     Provision charged to expense                                          618
                                                                       -------

     Balance, December 31, 2000                                          8,801

     Provision charged to expense                                          682
                                                                       -------

     Balance, December 31, 2001                                        $ 9,483


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


                              PROMETHEUS INCOME PARTNERS,
                              a California limited partnership

                              By PROMETHEUS DEVELOPMENT CO., INC.,
                              a California corporation,
                              Its General Partner





Date:   May 14, 2002       By     /s/ Vicki R. Mullins
        ------------              --------------------------------
                                  Vicki R. Mullins,
                                  Vice President




Date:  May 14, 2002        By     /s/ John J. Murphy
       ------------               --------------------------------
                                  John J. Murphy,
                                  Vice President

       Supplemental  Information to be furnished with Report,  filed pursuant to
Section 15(d) of the Act by Registrants, which have not registered Securities pursuant to Section 12 of the Act:

       None