Form 10-Q
period 2002-03-31
PROMETHEUS INCOME PARTNERS
filed 2002-05-15
CIK 803026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                      Commission File No.0-16950

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

Yes [X]  No [ ]

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K/A filed by the Partnership for the year ended December 31, 2001. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     While the financial information is unaudited, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

               (Unaudited and in Thousands, Except for Unit Data)

                                                           March 31,    December 31,
                                                             2002          2001
                                                           --------      --------
                ASSETS
 Real Estate:
    Land, buildings and improvements                       $ 32,944      $ 31,881
    Construction in progress                                     27           776
    Accumulated depreciation                                 (9,673)       (9,483)
                                                           --------      --------
                                                             23,298        23,174

 Cash and cash equivalents                                    3,960         4,036
 Restricted cash                                             17,190        10,437
 Deferred financing costs, net of accumulated of
    amortization of $128 and $120                               171           179
 Accounts receivable and other assets                            13             2
 Receivable from settlement of construction
    defects litigation                                           --         6,299
                                                           --------      --------

          Total assets                                     $ 44,632      $ 44,127
                                                           ========      ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Notes payable                                             $ 25,461      $ 25,548
 Accounts payable and accrued liabilities                       478           388
 Construction defects reserve                                10,792        10,832
                                                           --------      --------

          Total liabilities                                  36,731        36,768
                                                           --------      --------

 Partner's capital (deficit)
     General partner deficit                                   (322)         (328)
     Limited partners' capital
       18,995 limited partnership units
       issued and outstanding                                 8,223         7,687
                                                           --------      --------

     Total partners' capital (deficit)                        7,901         7,359
                                                           --------      --------

     Total liabilities and partners' capital (deficit)     $ 44,632      $ 44,127
                                                           ========      ========

                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

               (Unaudited and in Thousands, Except for Unit Data)


                                                    2002        2001
                                                  -------     -------
REVENUES
  Rental                                          $ 1,662     $ 1,929
  Other income                                         38          11
  Interest income                                     131         125
                                                  -------     -------

     Total revenues                                 1,831       2,065
                                                  -------     -------

EXPENSES
  Interest and amortization                           456         462
  Operating                                           341         391
  Depreciation                                        190         175
  Administrative                                       10          13
  Payments to general partner and affiliates:
    Management fees                                   150          97
    Operating and administrative                      142         141
                                                  -------     -------

     Total expenses                                 1,289       1,279
                                                  -------     -------

NET INCOME                                        $   542     $   786
                                                  -------     -------
Net income per $1,000
  limited partnership unit                        $    28     $    41
                                                  -------     -------
Number of limited partnership
  units used in computation                        18,995      18,995
                                                  =======     =======

                     The accompanying notes are an integral
                      part of these financial statements.

                           PROMETHEUS INCOME PARTNERS
                        a California limited partnership

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                          (Unaudited and in Thousands)

                                                            2002        2001
                                                          -------      -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                              $   542      $   786
  Adjustments to reconcile net income
     to cash provided by operating activities:
       Depreciation                                           190          175
       Amortization                                             8            8
       (Increase) decrease in accounts receivable and
           other assets                                       (11)          36
       Increase (decrease) in payables and accrued
            liabilities                                        90          (25)
                                                          -------      -------

   Net cash provided by operating activities                  819          980
                                                          -------      -------

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in fixed asset additions                       (1,063)         (79)
   Decrease in construction progress                          749           --
                                                          -------      -------

   Net cash used for investing activities                    (314)         (79)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in restricted cash                              (6,753)        (457)
  Principal reductions on notes payable                       (87)         (80)
  Decrease in construction defects reserve                    (40)          --
  Proceeds from settlement of construction defects
      litigation                                            6,299           --
                                                          -------      -------

    Net cash used for financing activities                   (581)        (537)
                                                          -------      -------

Net (decrease) increase in cash and cash equivalents          (76)         364

Cash and cash equivalents at beginning of year              4,036        3,568
                                                          -------      -------

Cash and cash equivalents at end of period                $ 3,960      $ 3,932
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

     The financial information included herein at March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited and, in the opinion of the Partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. Management fees and payments to the General Partner and affiliates represent compensation for services provided and certain expense requirements, at cost, in accordance with the Partnership Agreement. The information in the Balance Sheet at December 31, 2001 was derived from the Partnership's audited annual report for 2001.

     These unaudited financial statements should be read in conjunction with the
Notes  to  Financials   Statements   included  in  the  2001  audited  financial
statements.

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

     Since June 1996, the General Partner has determined that the defects did not reduce the assets' value to an amount below their net book value, based on a comparison of future cash flows to the carrying amount of the Properties at the end of subsequent reporting periods. This continues to be the case at March 31, 2002. The General Partner has also determined that, although the construction defects may be substantial in nature, the Properties will continue to function as safe, inhabitable, income-generating properties without a full repair of the defects for an indeterminate amount of time. As such, the Partnership has been under no obligation to undertake a major repair project to remedy the construction defects at either of the Properties. The Partnership has made certain emergency repairs to the Properties since June 1996, and has expensed those repair costs as incurred with no consideration of potential recoveries from the ongoing litigation or potential settlement thereof. As of March 31, 2002, the cost of emergency repairs charged to expense since June 1996 totaled approximately $3,745,000. This amount is not included in the Partnership's current estimates to repair construction defects.

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

     In 2001, upon learning that the defendants in the litigation were willing to resolve the lawsuits in return for a substantial settlement to the Partnership, the General Partner made the decision to utilize the proceeds of the settlement to undertake a major repair project related to the construction defects. The General Partner is currently engaged in the process of developing an updated repair plan, and anticipates that the repairs will occur during 2002 and 2003. In light of the settlement recovery, the General Partner is hopeful, that under prevailing circumstances and market conditions, it can develop a plan to repair the construction defects, including all costs associated with the repairs, (including rent concessions and lost rents) for approximately $12,500,000 to $14,000,000, an amount that exceeds the net settlement proceeds received by the Partnership. This preliminary projection of the cost to repair the construction defects is an estimate, and as such it is at least reasonably possible that the estimate could change in the near term due to certain factors that could be encountered in either the design engineering phase and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to this preliminary projection. The Partnership has recorded a construction defects reserve liability of $10,832,000 in the accompanying Balance Sheet at December 31, 2001 equal to the net settlement proceeds. The Partnership has incurred $40,000 of engineering costs to date and the liability account balance is $10,792,000 as of March 31, 2002. All construction repair expenditures up to $10,832,000 will be charged to the reserve liability and amounts in excess of $10,832,000, if any, will be expensed as incurred. None of the expenditures made to repair the construction defects will be capitalized, due to the fact that the repairs are not considered a betterment that will extend the life of the Partnership's assets. The construction defects repairs are intended to restore the assets to their original condition as though the defects had never existed.

4.   REAL ESTATE

     Statement of Financial Accounting Standards 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the construction defect problems, the General Partner reviewed the projected cash flows of both Properties to ensure an adjustment of the book value was not required in accordance with SFAS 144. Further, although the full extent of the damage to the hardboard siding for the Properties is unknown, management believes that the fair market value of each Property still remains greater than its respective book value.

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

Liquidity and Capital Resources
-------------------------------

     Cash generated by operations during the first three months of 2002 was used to pay current operating expenses and debt service, including payments to the hardboard siding security accounts.

     Quarterly distributions have been suspended in order to accumulate working capital reserves until the costs to repair the construction defects have been determined with a high degree of certainty. See Note 3 to Financial Statements, Construction Defects, for a more comprehensive discussion of this matter.

     Each Property has a non-recourse note payable, secured by a first deed of trust. These notes bear fixed interest of 6.99% for Alderwood and 7.09% for Timberleaf.

     The terms of the Notes and the Security Agreement, Disbursement Agreement and Assignment of Agreements (collectively the "Agreements") require that each Property maintain a hardboard siding security account. These security accounts are additional collateral for the lender. Cash held in these security accounts was $3,620,000 and $2,639,000 for Alderwood and Timberleaf, respectively, as of March 31, 2002. Until the Completion Date, as defined in the Agreements, annually the Partnership is obligated to contribute, an additional 10%, as defined in the Agreements, or monthly cash flow, whichever is less, and shall be deposited into each security account. Should the hardboard siding repairs not be completed by December 2002, or every two years thereafter, and insufficient cash has been accumulated to cure the defects based upon the lender's determination of the cost, then all cash flow shall be deposited into each applicable security account, as necessary, to fully fund the cost of construction. If the projected cash flow is insufficient to satisfy this deficiency contribution, then the Partnership has 60 days to fund the shortage over the projected cash flow. No withdrawals are permitted from the security accounts except to cure the siding defects. The lender shall have the right to hire its own consultants to review, approve and inspect the construction. All such reasonable fees and expenses incurred by the lender shall be paid by the Partnership. Should construction not be completed by the Completion Date due to an act of force majeure, the Completion Date can be further extended to complete the construction work.

     Settlement has been reached with all parties in the Alderwood and Timberleaf construction defects litigation. The net settlement proceeds related to the Timberleaf property of $4,533,000 were received by the Partnership in 2001. The Alderwood net settlement proceeds of $6,299,000 were received on March 5, 2002. These net settlement proceeds are segregated in reserve bank accounts and will be utilized to fund the repairs of the construction defects.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

     Cash distributions will only resume when a determination has been made that the Partnership has adequate cash reserves (including restricted cash) to complete repairs of the construction defects in the Partnership's Properties This determination can only be made when the costs to repair construction defects to the Partnership's Properties have been determined with a high degree of certainty. Therefore, it is uncertain when cash distributions will resume. As of the date of this report, the Partnership anticipates with the receipt by the Partnership of all settlement proceeds in respect of the construction defects litigation, the Partnership will have sufficient reserves to enable it to begin distributions to limited partners during 2002. However, there can be no assurances given as to when distributions will actually resume and the level at which any such distributions will be made. The hardboard siding security accounts must be maintained until such time as the Partnership's lender has determined the repair work has been completed. In addition, if repairs of the Properties are not completed by December 2002, the Partnership's lender has the right to require the Partnership to retain additional cash collateral reserves, which could require further suspension of distributions to Limited Partners.

Construction Defects
--------------------

     In June 1996, the General Partner became aware of defects in the hardboard siding used in both of the Partnership's Properties. At the time, the General Partner began seeking recovery of costs to repair those defects from the manufacturer of the hardboard siding, as well as the general contractor, the subcontractors, and the architects involved in the original construction of the two Properties.

     Since June 1996, the General Partner has determined that the defects did not reduce the assets' value to an amount below their net book value, based on a comparison of future cash flows to the carrying amount of the Properties at the end of subsequent reporting periods. This continues to be the case at March 31, 2002. The General Partner has also determined that, although the construction defects may be substantial in nature, the Properties will continue to function as safe, inhabitable, income-generating Properties without a full repair of the defects for an indeterminate amount of time. As such, the Partnership has been under no obligation to undertake a major repair project to remedy the construction defects at either of the Properties. The Partnership has made certain emergency repairs to the Properties since June 1996, and has expensed those repair costs as incurred with no consideration of potential recoveries from the ongoing litigation or potential settlement thereof. As of March 31, 2002, the cost of emergency repairs charged to expense since June 1996 totaled approximately $3,745,000. This amount is not included in the Partnership's current estimates

     In 2001, the Partnership's litigation against the responsible parties was settled. In total, from all Alderwood and Timberleaf settlements, defendants agreed to pay the Partnership an aggregate of $14,600,000. The Partnership received net proceeds (after payment of attorney's fees, litigation costs and a litigation management fee of 3% of the gross settlement amount to an affiliate of the Partnership's General Partner) of $10,832,000. The net proceeds related to the Timberleaf property of $4,533,000 were received by the Partnership in 2001. The Alderwood litigation was settled on

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Construction Defects (continued)
--------------------------------

October 3, 2001 and net settlement proceeds of $6,299,000 were received by the Partnership on March 5, 2002. The General Partner believes that these settlements were, in substance, payment for non-operating costs to be incurred by the Partnership to repair the defects at both Properties.

     In 2001, upon learning that the defendants in the litigation were willing to resolve the lawsuits in return for a substantial settlement to the Partnership, the General Partner made the decision to utilize the proceeds of the settlement to undertake a major repair project related to the construction defects. The General Partner is currently engaged in the process of developing an updated repair plan, and anticipates that the repairs will occur during 2002 and 2003. In light of the settlement recovery, the General Partner is hopeful, that under prevailing circumstances and market conditions, it can develop a plan to repair the construction defects, including all costs associated with the repairs, (including rent concessions and lost rents) for approximately $12,500,000 to $14,000,000, an amount that exceeds the net settlement proceeds received by the Partnership. This preliminary projection of the cost to repair the construction defects is an estimate, and as such it is at least reasonably possible that the estimate could change in the near term due to certain factors that could be encountered in either the design engineering phase, and / or actual construction phase due to hidden defects that are not evident until the current siding is removed and the underlying wall and flooring structures are exposed and examined. As such, the cost to repair could change, and the change could be material to this preliminary projection. The Partnership has recorded a construction defects reserve liability of $10,832,000 in the accompanying Balance Sheet at December 31, 2001 equal to the net settlement proceeds. The Partnership has incurred $40,000 of engineering costs to date and the liability account balance is $10,792,000 as of March 31, 2002. All construction repair expenditures up to $10,832,000 will be charged to the reserve liability and amounts in excess of $10,832,000, if any, will be expensed as incurred. None of the expenditures made to repair the construction defects will be capitalized, due to the fact that the repairs are not considered a betterment that will extend the life of the Partnership's assets. The construction defects repairs are intended to restore the assets to their original condition as though the defects had never existed.

     The terms of the Notes require each Property maintain a Hardboard Siding security account be maintained for each Property to cover potential liabilities with respect to defects in the Properties' hardboard siding, to the extent that the Partnership was unable to make sufficient recoveries from the responsible parties. These security accounts serve as additional collateral for the lender and, as of March 31, 2002, the Partnership has provided $6,259,000 toward these accounts. These security accounts must be maintained until such time as the Partnership's lender has determined the repairs have been completed. Additionally, the net settlement proceeds of $10,931,000, included accumulated interest income, have been segregated by the Partnership in reserve bank accounts. The sum of these two amounts, or $17,190,000, is reflected as restricted cash in the accompanying balance sheet as of March 31, 2002, as it will be utilized to fund the repair costs.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Construction Defects (continued)
--------------------------------

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------

COMPARISON  OF THE QUARTER  ENDED MARCH 31, 2002 TO THE QUARTER  ENDED MARCH 31,
2001

RENTAL AND OTHER RESIDENT REVENUE: Both Properties are located in Santa Clara County, in an area commonly referred to as Silicon Valley. With the decline in the economy, and specifically in the high tech industry, the primary employer in the Silicon Valley, job growth was non existent, and Santa Clara County experienced a further decrease of 40,700 jobs between December 31, 2001 and March 31, 2002. The quarter ending March 31, 2002 saw unemployment rise to 7.4% from 2.2% at March 31, 2001, and from 6.1% at December 31, 2001. This decline in jobs, coupled with new housing units (both single family and multi-family) coming on line has resulted in a softening of the rental market. Average rental rates decreased 6% during the quarter, compared to a 4% decrease during the fourth quarter of 2001. Concessions were utilized to increase occupancy, and to remain competitive in the Santa Clara market. In the first quarter of 2002, the Properties marketed available units at rents that averaged $1,232 for one-bedroom units and $2,391 for two-bedroom units. The average occupied rent per unit for the quarter was $1,621. In the first quarter of 2001, the
Properties marketed available units at rents that averaged $1,803 for one-bedroom units and $2,370 for two-bedroom units. The average occupied rent per unit for the quarter was $1,815. Rental revenue as presented in the Statements of Income decreased by $267,000 or 14% between March 2001 and March 2002, due to residents with newly leased units, and current residents upon lease expiration who did renew their leases, renewed at significantly reduced market rental rates. Rental revenues are recognized when contractually due based on the terms of signed lease agreements, which range in duration from month-to-month to one year. Given the sharp decrease in employment, many residents terminated their leases early, while remaining contractually and economically bound to the terms of their lease agreement until their respective units were either re-leased or their lease expired. For those former residents whose units were leased before their lease expiration date, they remained obligated for the short fall in the rental rates through the end of their lease term. Average quarterly occupancy went from 99% and 98% for Alderwood and Timberleaf, respectively as of the quarter ending March 31, 2001 to 96% and 95%, respectively as of March 31, 2002. As of March 31, 2001, Alderwood was 98% occupied and Timberleaf was 100% occupied. At March 31, 2002, Alderwood was 96% occupied and Timberleaf was 97% occupied.

INTEREST INCOME: While more cash, including the Alderwood and Timberleaf net settlement proceeds, were placed in interest bearing accounts in 2002 as compared to 2001, interest income earned during the first quarter of 2002 was only $6,000 higher than the first quarter of 2001 due to declining interest rates.

OPERATING AND ADMINISTRATIVE EXPENSES: These expenses include on-site management, maintenance, utilities, marketing and other expenses related to earning rental revenues. Some of the operating expenses vary as occupancy changes throughout the year. Others, such as property taxes, do not fluctuate in response to changing occupancy levels. Although the operating expenses remained relatively flat, increasing only $1,000 over the quarter ending March 31, 2001, certain expenses did vary. The significant changes in expenses from 2001 to 2002

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATING AND ADMINISTRATIVE EXPENSES: (continued)

reflected the following. While Management Fees based upon rental revenues decreased when compared to the quarter ending March 31, 2001, fees earned from construction management for building improvements and construction defects work resulted in a net overall increase of $53,000 between years. Hardboard siding expenses decreased $67,000 due principally to the settlements reached on the construction defects litigation during 2001. The softening residential rental market resulted in an increase of $10,000 in turnover costs for unit cleaning, painting and minor refurbishment supplies, and labor in those instances where the work could not be accomplished by the resident staff.

INTEREST AND AMORTIZATION: Interest expense on the Notes, which both commenced in December 1997, is at a fixed rate of 6.99% per annum for Alderwood, and 7.09% per annum for Timberleaf and decreased $6,000 quarter-to-quarter. Monthly principal and interest payments under these Notes are $114,659 and $63,587, respectively. Amortization of financing costs remained constant between quarters at $8,000 per quarter.

DEPRECIATION: Depreciation expense was $190,000 and $175,000 in March 2002 and March 2001, respectively, primarily due to the acquisition of assets.

NET INCOME: Net income decreased between quarters to $542,000 in March 2002 from $786,000 in March 2001, due principally to decrease in rental revenues associated with the softening residential rental market.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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


                                  PROMETHEUS INCOME PARTNERS,
                                  a California limited partnership

                                  By:  PROMETHEUS DEVELOPMENT CO., INC.,
                                  a California corporation,
                                  It's General Partner



     Date:  May 14, 2002          By: /s/ Vicki R. Mullins
                                  --------------------------
                                        Vice President


     Date:  May 14, 2002          By: /s/ John J. Murphy
                                  --------------------------
                                        Vice President